Form 10QSB
period 1995-03-31
NATIONAL SECURITIES CORP/WA/
filed 1995-05-12
CIK 811859

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarter Ended March 31, 1995       Commission File Number 0-15521

                         NATIONAL SECURITIES CORPORATION
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Washington                             91-0519466
- -------------------------------              -------------------
(State of other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


       1001 Fourth Avenue, Suite 2200, Seattle, Washington 98154
- ------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:  (206) 622-7200

                                  ____________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)  No ( )


The number of shares outstanding of registrant's Common stock, par value $0.02 per share, at April 11, 1995 was 561,938 shares.

                        NATIONAL SECURITIES CORPORATION
                        STATEMENT OF FINANCIAL CONDITION


                                     ASSETS

                                                             March 31,
                                                               1995                 September 30,
                                                            (unaudited)                  1994
                                                            -----------             -------------
CASH, subject to immediate withdrawal                       $ 2,085,000              $ 1,671,000
CASH, CASH EQUIVALENTS AND SECURITIES (Note 2)               14,847,000                9,159,000
DEPOSITS                                                         70,000                   59,000
RECEIVABLES
         Brokers and dealers                                    982,000                  565,000
         Customers                                            7,025,000                6,229,000
         Other                                                   83,000                   11,000
MARKETABLE SECURITIES, at market                                690,000                  557,000
FIXED ASSETS, net                                               235,000                  278,000
OTHER ASSETS                                                    134,000                   98,000
                                                            -----------              -----------
                                                            $26,151,000              $18,627,000
                                                            ===========              ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
PAYABLES
         Brokers and dealers                                $   832,000              $   691,000
         Customers                                           21,929,000               14,775,000
FEDERAL INCOME TAX PAYABLE                                        8,000                   15,000
SECURITIES SOLD, BUT NOT YET PURCHASED,
         at market                                              593,000                  121,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND
         OTHER LIABILITIES                                      229,000                  505,000
CAPITAL LEASE OBLIGATION                                          -                       11,000
                                                            -----------              -----------
                                                             23,591,000               16,118,000
                                                            -----------              -----------
COMMITMENTS AND CONTINGENCIES (Notes 3, 4, and 5)
STOCKHOLDERS' EQUITY
         Common stock, $.02 par value, 5,000,000 shares
           authorized, 563,438 and 597,688 shares issued and
           outstanding, respectively                             11,000                   12,000
         Additional paid-in capital                             315,000                  400,000
         Retained earnings                                    2,234,000                2,097,000
                                                            -----------              -----------
                                                              2,560,000                2,509,000
                                                            -----------              -----------
                                                            $26,151,000              $18,627,000
                                                            ===========              ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL SECURITIES CORPORATION
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                           2nd Qtr '95      2nd Qtr '94       YTD 1995         YTD 1994
PERIOD                                      (3 Months)       (3 Months)      (6 Months)       (6 Months)
                                           -----------      -----------      ----------       ----------
REVENUES:
Commissions                                $ 1,627,000      $ 2,227,000      $ 3,320,000      $ 4,300,000
Net dealer inventory gains                     617,000          617,000        1,086,000        1,317,000
Interest and dividends                         350,000          202,000          626,000          444,000
Transfer fees                                   82,000          109,000          174,000          211,000
Other                                          101,000           97,000          122,000          119,000
                                           -----------      -----------      -----------      -----------

TOTAL REVENUES                             $ 2,777,000      $ 3,252,000      $ 5,328,000      $ 6,391,000
                                           -----------      -----------      -----------      -----------

EXPENSES:
Commissions                                $ 1,404,000      $ 1,891,000      $ 2,837,000      $ 3,741,000
Employee compensation and benefits             429,000          420,000          735,000          771,000
Clearance fees paid to non-brokers              90,000          102,000          179,000          204,000
Communications                                  80,000           73,000          158,000          141,000
Occupancy and equipment costs                  233,000          229,000          438,000          424,000
Interest                                       239,000           87,000          391,000          186,000
Other                                          137,000          230,000          334,000          416,000
                                           -----------      -----------      -----------      -----------

TOTAL EXPENSES                             $ 2,612,000      $ 3,032,000      $ 5,072,000      $ 5,883,000
                                           -----------      -----------      -----------      -----------

Income before income taxes                     165,000          220,000          256,000          508,000
Provision for income taxes                     (52,000)         (59,000)         (83,000)        (156,000)

NET INCOME:                                $   113,000      $   161,000      $   173,000      $   352,000
                                           ===========      ===========      ===========      ===========

EARNINGS PER SHARE                             $ .19            $ .24            $ .29            $ .55
                                           ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR THE PERIOD                                 587,972          663,560          588,220          637,953
                                               =======          =======          =======          =======





   The accompanying notes are an integral part of these financial statements.

                        NATIONAL SECURITIES CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                   6 months ended    6 months ended
                                                   March 31, 1995   March 25, 1994
                                                   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                         $   173,000      $   352,000
Charges to income not requiring cash
   Depreciation and amortization                        74,000           68,000
Changes in assets and liabilities
   Cash, cash equivalents and securities            (5,688,000)      (1,576,000)
   Deposits                                            (11,000)          (1,000)
   Receivables                                      (1,285,000)       1,167,000
   Marketable securities                              (133,000)      (1,319,000)
   Other assets                                        (36,000)         (26,000)
   Payables                                          7,295,000          777,000
   Securities sold but not yet purchased               472,000          205,000
   Income taxes payable                                 (7,000)        (253,000)
   Accounts payable, accrued expense and
      other liabilities                               (276,000)         (92,000)
                                                   ------------     ------------

                                                       578,000         (698,000)
                                                   ------------     ------------

INVESTING ACTIVITIES
Purchase of fixed assets, net                          (31,000)         (35,000)
                                                   ------------     ------------


FINANCING ACTIVITIES
Capital lease payments                                 (11,000)         (30,000)
Issuance of common stock through
   exercise of options                                   -              154,000
Retirement of common stock                            (122,000)           -
                                                   ------------     ------------

                                                      (133,000)         124,000
                                                   ------------     ------------

INCREASE (DECREASE) IN CASH                            414,000         (609,000)

CASH BALANCE
   Beginning of the period                           1,671,000        1,035,000
                                                   ------------     ------------

   End of the period                               $ 2,085,000      $   426,000
                                                   ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the quarter for:
   Interest                                        $   239,000      $    87,000
                                                   ============     ============
   Income taxes                                    $    75,000      $   144,000
                                                   ============     ============


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
   AND FINANCING ACTIVITIES

Secured demand notes received (matured) for
   liabilities subordinated to claims of
   general creditors, net                          $     -          $  (200,000)
                                                   ============     ============


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL SECURITIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS - The Company was incorporated in 1947 under the laws of the State of Washington. Its primary business is to provide financial services and products to the general public and to the financial community as a broker and dealer of securities. Its principal office is located in Seattle, Washington.

         ACCOUNTING METHOD - Customer security transactions and the related commission income and commission expense are recorded on a settlement date basis. The results of operations using the settlement date basis is not materially different from the trade date basis.

         The Company believes the financial statements presented herein include all adjustments necessary in order to make the financial statements not misleading.

         TRADING SECURITIES - Trading securities are marked to market at month end.

         DEPRECIATION - Fixed assets are stated at cost and are depreciated over their estimated useful lives. Depreciation is computed using straight-line and accelerated methods.

         EARNINGS PER SHARE - Earnings per common share is based upon the net income for the quarter divided by the weighted average number of common shares and common stock equivalents outstanding during the quarter. For second quarter of fiscal year 1995 and 1994, the number of shares used in the primary earnings per share calculation was 587,972 and 663,560, respectively. For the first six months of fiscal year 1995 and 1994, the number of shares used was 588,220 and 637,953, respectively.

         FISCAL YEAR - The Company has a fifty-two or fifty-three week year, ending on the last Friday in September.

         CASH AND CASH EQUIVALENTS - For purposes of the Statement of Cash Flows, the Company considers only cash subject to immediate withdrawal. Cash, cash equivalents and securities as discussed in Note 2 are not considered a change in cash for this purpose.


NOTE 2 - CASH, CASH EQUIVALENTS AND SECURITIES

         Cash, cash equivalents, and securities have been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission and consist of:

                                                     March 31,               September 30,
                                                       1995                      1994
                                                   ------------              -------------
         Restricted cash deposits                  $     8,000               $     -
         U.S. Treasury and GNMA securities          14,839,000                 7,070,000
         Reverse Repurchase Agreement                    -                     2,089,000
                                                   -----------               -----------

                                                   $14,847,000               $ 9,159,000
                                                   ===========               ===========

                        NATIONAL SECURITIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 2 - CASH, CASH EQUIVALENTS AND SECURITIES (CONTINUED)

         The United States treasury securities mature at various dates through September 1999 and are stated at current market values.


NOTE 3 - NET CAPITAL REQUIREMENTS

         The Company is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. The Company has elected to use the alternative method as permitted by the rule. This method requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances. The net capital amount and percentage for the Company is:


         Net capital                                        $1,681,000
                                                            ==========

         Excess net capital                                 $1,431,000
                                                            ==========

         Percentage of net capital to
           aggregate debit balances                                 23%
                                                                    ===


NOTE 4 - COMMITMENTS

         As of March 31, 1995, the Company is committed under operating leases to future minimum lease payments as follows:

                          Fiscal Year Ending
                          ------------------
                                  1995                                          205,000
                                  1996                                          424,000
                                  1997                                          427,000
                                  1998                                          444,000
                                  1999                                          333,000
                                                                             ----------
                                                                             $1,833,000
                                                                             ==========


NOTE 5 - CONTINGENCIES

         The Company is a defendant in various arbitration and administrative proceedings, lawsuits and claims which arise in the normal course of business. The Company believes it has substantial defenses to each of the actions and also believes the final resolution of these matters will not have a material adverse impact on the Company's financial position or its results of operations.

                        NATIONAL SECURITIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 5 - CONTINGENCIES (CONTINUED)

         On October 31, 1994, the Company executed a letter of intent acknowledging a proposal by a private group of investors to purchase controlling interest of the Company's common stock. The group intends to purchase new shares from the Company as well as shares from two officers. It is contemplated that one of the officers would receive an option to re-acquire a substantial number of shares.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Second Quarter 1995 Compared to Second Quarter 1994

         The Company's second quarter of 1995 resulted in a decline of both revenues and earnings compared with the same period during 1994. The decrease does not concern management because the 1995 results are more indicative of the Company's historical performance, while the second quarter of 1994 results represented record earnings for the Company.

         Net income declined to $113,000 ($0.19 per share) in the second quarter of fiscal 1995 from $161,000 ($0.24 per share) for the same period a year earlier, a $48,000 decline. The decline in net income is primarily attributable to the decrease in revenues for the period, as opposed to increases in expenses. Revenues declined $475,000, or 15% to $2,777,000 from $3,252,000. This decline is the result of drops in commission revenues created by lower investor activity. Commission revenue fell by $600,000 or 27% from $2,227,000 to $1,627,000. Total transactions processed by the Company during the quarter decreased by 6,729 or 23% to 22,452 from 29,181; however, the average revenue per ticket rose from $111 to $124.

         As expected, total expenses declined by $420,000 or 14% to $2,612,000 from $3,032,000. The primary component of the Company's expenses is the commission payouts to brokers and traders. As revenues decline, commission expenses decline accordingly. The Company's non-commission, non-interest expenses fell by 8% (from $1,054,000 to $969,000), while costs per ticket increased by 19% (from $36.00 to $43.00). This is because many of the Company's costs are fixed, and a decrease in the number of trades does not proportionally decrease costs associated with processing the trades.

             Six Months Ended March 31, 1995 Compared to Six Months
                              Ended March 25, 1994

         Earnings for the first six months of fiscal 1995 total $173,000 ($0.29 per share), versus $352,000 ($0.55 per share) for the prior year. The number of transactions declined by approximately 21% (to 46,497 from 58,988), as did revenues which declined by $1,063,000, or 17% (to $5,328,000 from $6,391,000).
Despite these declines, the Company is pleased with revenues per ticket, which rose by 6% to $115 from $108. The increase in revenue per ticket was greater than the increase in the Company's cost to process each trade.

         Total expenses for the first six months declined by $811,000, or 14%, to $5,072,000 from $5,883,000. As discussed above, commission expenses vary directly with commission revenues. Since commission revenues decreased for the period, commission expenses also decreased, to $2,837,000 from $3,741,000, accounting for most of the decrease in overall expenses. Non-interest, non-commission expenses also declined by 6% relative to the same period a year earlier. For the reasons discussed in the quarterly comparisons above, costs per ticket rose by 21% (from $33 to $40).

         The Company's financial performance is greatly influenced by market conditions. Although the second quarter results did not match those of the prior year, these 1995 results did indeed show a substantial improvement as compared to the first quarter in both revenues and earnings.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Fears of inflation and the threat of rising interest rates, which had recently impaired the Company's earnings, may have subsided. Securities markets are stronger and retail trading activity, the core of the Company's revenue base, has increased from the first quarter. Moreover, the balance of cash deposits from customers has reached an all-time high (an increase of approximately 48% during the last six months), and the Company added several new brokers in the last three months. Due to the expected and as yet unrealized benefits of these factors, the Company is cautiously optimistic about the balance of fiscal 1995.

Liquidity and Capital Resources

         As with most brokerage firms, a substantial portion of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and noninterest-bearing customer credit balances, loan of securities, other payables and equity capital. Occasionally, the Company has utilized short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financings have been used to equalize cash flows and are, therefore, regularly repaid. The Company has no long-term cash borrowings.

         The objective of liquidity management is to ensure the Company has ready access to sufficient funds to meet commitments and future obligations, fund deposit withdrawals and efficiently provide for the credit needs of customers. Cash flow from operations and earnings contribute significantly to liquidity. Liquidity is also partially obtained through utilizing interest bearing and non-interest bearing customer credit balances by maintaining assets that are readily convertible to cash at minimal costs through maturities and sales under agreements to repurchase.

         The Company pays interest to customers on their funds awaiting investment in securities. At March 31, 1995, these customer credit balances increased by approximately $7,154,000. The result of this increase in customer funds led the Company to increase its investment in U.S. Treasury and GNMA securities by approximately $5,688,000.

         The Company believes its internally generated liquidity, together with access to external capital and debt resources, will be sufficient to satisfy existing commitments and plans, and to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise.

         The Company requires its Investment Executives to be responsible for substantially all of the overhead expenses associated with their sales efforts, including their office furniture, sales assistants, telephone service, and supplies. The Company does not maintain a high level of fixed assets.

         The Company is subject to the net capital requirements of the Securities and Exchange Commission which are designed to measure the general financial soundness and liquidity of broker/dealers from a conservative view. As of March 31, 1995, the Company's net capital exceeded the SEC's requirement of $250,000 by $1,431,000.

         As of March 31, 1995, the Company had no outstanding balance on its $2,000,000 revolving line of credit with Seafirst Bank. Borrowings under the line of credit bear interest at the prime rate (9.00%) plus .5%.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Inflation

         The Company has determined that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements, and computers has not been significant over the last three years.

         Whereas inflation has not had a materially adverse impact on the costs or the operations of the Company, inflation does have an effect on the Company's business. Increases in inflation are generally accompanied by increases in precious metals prices. As a result, there is increased investor interest in precious metal-related securities, which is a significant revenue source for the Company. At the same time, however, increases in inflation rates may be accompanied by increases in interest rates, both of which may adversely effect short-term stock prices and performance and, thereby, adversely effect the Company's performance. It is, therefore, difficult to predict the net impact of inflation on the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NATIONAL SECURITIES CORPORATION





Date                               Robert I. Kollack, President and
                                   Chief Executive Officer





Date Jay W. Hanville, Chief Financial Officer, Chief Accounting Officer and Treasurer