Form 10QSB
period 1995-06-30
NATIONAL SECURITIES CORP/WA/
filed 1995-08-14
CIK 811859

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For Quarter Ended June 30, 1995       Commission File Number 0-15521

                         NATIONAL SECURITIES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Washington                             91-0519466
       -------------------------------             -------------------
       (State of other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)


          1001 Fourth Avenue, Suite 2200, Seattle, Washington 98154
          ---------------------------------------------------------
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

Yes (X)  No ( )


The number of shares outstanding of registrant's Common stock, par value $0.02 per share, at July 5, 1995 was 663,438 shares.

                        NATIONAL SECURITIES CORPORATION
                        STATEMENT OF FINANCIAL CONDITION

                                     ASSETS

                                                                       June 30,
                                                                        1995            September 30,
                                                                     (unaudited)            1994
                                                                     -----------        -------------
CASH, subject to immediate withdrawal                                $ 1,673,000        $ 1,671,000

CASH, CASH EQUIVALENTS AND SECURITIES (Note 2)                        17,494,000          9,159,000

DEPOSITS                                                                  75,000             59,000

RECEIVABLES
         Brokers and dealers                                           1,310,000            565,000
         Customers                                                     8,662,000          6,229,000
         Other                                                           108,000             11,000

MARKETABLE SECURITIES, at market                                         723,000            557,000

FIXED ASSETS, net                                                        283,000            278,000

OTHER ASSETS                                                             257,000             98,000
                                                                     -----------        -----------
                                                                     $30,585,000        $18,627,000
                                                                     ===========        ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
PAYABLES
         Brokers and dealers                                         $   140,000        $   691,000
         Customers                                                    26,019,000         14,775,000

FEDERAL INCOME TAX PAYABLE                                                  -                15,000

SECURITIES SOLD, BUT NOT YET PURCHASED,
         at market                                                       418,000            121,000

ACCOUNTS PAYABLE, ACCRUED EXPENSES AND

         OTHER LIABILITIES                                               926,000            505,000

CAPITAL LEASE OBLIGATION                                                   -                 11,000
                                                                     -----------        -----------
                                                                      27,503,000         16,118,000
                                                                     -----------        -----------
COMMITMENTS AND CONTINGENCIES (Notes 3, 4, and 5)

STOCKHOLDERS' EQUITY (Note 6)
         Common stock, $.02 par value, 5,000,000 shares
           authorized, 663,438 and 597,688 shares issued and
           outstanding, respectively                                      13,000             12,000
         Additional paid-in capital                                      815,000            400,000
         Retained earnings                                             2,254,000          2,097,000
                                                                     -----------        -----------
                                                                       3,082,000          2,509,000
                                                                     -----------        -----------
                                                                     $30,585,000        $18,627,000
                                                                     ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                        NATIONAL SECURITIES CORPORATION
                            STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                   3rd Qtr '95      3rd Qtr '94       YTD 1995         YTD 1994
PERIOD                                              (3 Months)       (3 Months)      (9 Months)       (9 Months)
                                                   -----------      -----------      ----------       ----------
REVENUES:
Commissions                                        $ 2,329,000      $ 1,672,000      $ 5,649,000      $ 5,972,000
Net dealer inventory gains                             689,000          401,000        1,775,000        1,718,000
Interest and dividends                                 413,000          232,000        1,039,000          676,000
Transfer fees                                          104,000           91,000          278,000          302,000
Other                                                   65,000           23,000          187,000          142,000
                                                   -----------      -----------      -----------      -----------
TOTAL REVENUES                                     $ 3,600,000      $ 2,419,000      $ 8,928,000      $ 8,810,000
                                                   -----------      -----------      -----------      -----------

EXPENSES:
Commissions                                        $ 1,955,000      $ 1,373,000      $ 4,792,000      $ 5,114,000
Employee compensation and benefits                     428,000          340,000        1,163,000        1,111,000
Clearance fees paid to non-brokers                     132,000           99,000          311,000          303,000
Communications                                         104,000           78,000          262,000          219,000
Occupancy and equipment costs                          280,000          214,000          718,000          638,000
Interest                                               289,000          108,000          680,000          294,000
Other                                                  385,000          180,000          719,000          596,000
                                                   -----------      -----------      -----------      -----------
TOTAL EXPENSES                                     $ 3,573,000      $ 2,392,000      $ 8,645,000      $ 8,275,000
                                                   -----------      -----------      -----------      -----------

Income before income taxes                              27,000           27,000          283,000          535,000
Provision for income taxes                              (2,000)         (15,000)         (85,000)        (171,000)

NET INCOME                                         $    25,000      $    12,000      $   198,000      $   364,000
                                                   ===========      ===========      ===========      ===========
EARNINGS PER SHARE                                     $ .04            $ .02            $ .33            $ .59
                                                   ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING
FOR THE PERIOD                                         626,450          655,641          600,483          620,967
                                                       =======          =======          =======          =======





   The accompanying notes are an integral part of these financial statements.

                        NATIONAL SECURITIES CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                          9 months ended             9 months ended
                                                           June 25, 1995              June 24, 1994
                                                          --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                $   198,000                  $   364,000
Charges to income not requiring cash
   Depreciation and amortization                              114,000                      104,000
Changes in assets and liabilities
   Cash, cash equivalents and securities                   (8,335,000)                  (1,869,000)
   Deposits                                                   (16,000)                      (2,000)
   Receivables                                             (3,275,000)                   1,616,000
   Marketable securities                                     (166,000)                    (185,000)
   Other assets                                              (159,000)                     (37,000)
   Payables                                                10,693,000                     (451,000)
   Securities sold but not yet purchased                      297,000                      (99,000)
   Income taxes payable                                       (15,000)                    (278,000)
   Accounts payable, accrued expense and
      other liabilities                                       421,000                     (289,000)
                                                          -----------                  -----------
                                                             (243,000)                  (1,126,000)
                                                          -----------                  -----------

INVESTING ACTIVITIES
Purchase of fixed assets, net                                (119,000)                    (102,000)
                                                          -----------                  -----------


FINANCING ACTIVITIES
Capital lease payments                                        (11,000)                     (46,000)
Payments to acquire common stock                             (132,000)                     (20,000)
Issuance of common stock                                      507,000                      154,000
                                                          -----------                  -----------

                                                              364,000                       88,000
                                                          -----------                  -----------

INCREASE (DECREASE) IN CASH                                     2,000                   (1,140,000)

CASH BALANCE
   Beginning of the period                                  1,671,000                    1,035,000
                                                          -----------                  -----------

   End of the period                                      $ 1,673,000                  $  (105,000)
                                                          ===========                  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:
   Interest                                               $   680,000                  $   294,000
                                                          ===========                  ===========
   Income taxes                                           $   100,000                  $   194,000
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

         EARNINGS PER SHARE - Earnings per common share is based upon the net income for the quarter divided by the weighted average number of common shares and common stock equivalents outstanding during the quarter. For third quarter of fiscal year 1995 and 1994, the number of shares used in the primary earnings per share calculation was 626,450 and 655,641, respectively. For the first nine months of fiscal year 1995 and 1994, the number of shares used was 600,483 and 620,967, respectively.

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


NOTE 2 - CASH, CASH EQUIVALENTS AND SECURITIES

         Cash, cash equivalents, and securities have been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission and consist of:

                                                June 30,          September 30,
                                                  1995                1994
                                               -----------        -------------
         Restricted cash deposits              $ 1,574,000          $     -
         U.S. Treasury and GNMA securities      15,920,000            7,070,000
         Reverse Repurchase Agreement                -                2,089,000
                                               -----------          -----------
                                               $17,494,000          $ 9,159,000
                                               ===========          ===========

                        NATIONAL SECURITIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 2 - CASH, CASH EQUIVALENTS AND SECURITIES (CONTINUED)

         The United States treasury securities mature at various dates through September 1999 and are stated at current market values. The GNMA securities mature at various dates through July 2010 and are also stated at current market values.


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


         Net capital                                               $2,060,000
                                                                   ==========
         Excess net capital                                        $1,810,000
                                                                   ==========
         Percentage of net capital to
           aggregate debit balances                                       22%
                                                                          ===


NOTE 4 - COMMITMENTS

         As of June 30, 1995, the Company is committed under operating leases to future minimum lease payments as follows:

                          Fiscal Year Ending
                          ------------------
                                 1995                                172,000
                                 1996                                608,000
                                 1997                                427,000
                                 1998                                444,000
                                 1999                                333,000
                                                                  ----------
                                                                  $1,984,000
                                                                  ==========


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

                        NATIONAL SECURITIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 6 - STOCKHOLDERS' EQUITY

         On May 23, 1995, National Securities Corporation ("the Company") sold 100,000 newly issued common shares in a private placement to 23 individuals and entities (the "Purchasers"). Additionally, Robert Block, Chairman of the Company (and the Block Foundation) sold 108,830 shares to the Purchasers, and Robert Kollack, President and Chief Executive Officer, sold 107,000 shares to them. All shares were purchased at a price of $5.00 per share. The total number of shares sold in these transactions equal approximately 48% of the Company's outstanding shares.

         Block and the Block Foundation held 25% of the Company's outstanding stock. Block now holds 33,060 shares, or about 5%. Block retired from the Board but will be appointed Chairman Emeritus and will continue to work as an advisor to the Company. Kollack held 19% of the Company's shares. He sold all of his shares and was granted options to purchase 75,000 shares at $5.00 each. Kollack remains a Director and continues to serve as the Company's President. As part of the transaction, Barry Shulman resigned from the Board. Purchasers Steven A. Rothstein and Norman S. Lynn replaced Block and Shulman on the
Board. Mr. Rothstein was granted options to purchase 70,000 shares and Mr. Lynn options to purchase 30,000 shares, all at $5.00 each.

         Mr. Steven A. Rothstein was the only Purchaser acquiring a beneficial interest in more than 10% of the Company's stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               Third Quarter 1995 Compared to Third Quarter 1994


         The Company underwent two significant changes during its third quarter. First, in May several investors purchased an aggregate of 48% of the Company's common stock; 215,830 outstanding shares from two directors and 100,000 newly issued shares from the Company, all at $5.00 per share. Second, in June the Company negotiated terms under which approximately 60 new account executives, formerly affiliated with a Massachusetts broker-dealer, became affiliated with the Company. While the Company anticipates future benefits from these activities, the Company's third quarter results were adversely impacted by the expenses of consummating these extraordinary transactions.

         Although the Company's third quarter exhibited a significant increase in revenues (as compared to the same period a year earlier), earnings for the period were negligible. These flat earnings were largely the product of numerous non-recurring expenses which the Company incurred during the quarter resulting from the change in control and the acquisition of the additional account executives. These extraordinary expenses totaled approximately $125,000, or $.10 per share.

         Revenues jumped $1,181,000, or 49%, to $3,600,000 from $2,419,000.
This dramatic increase is due to both favorable market conditions and the aforementioned success in acquiring additional account executives. Commission revenue, the most significant component of the Company's revenue, climbed accordingly, to $3,018,000 from $2,073,000, a $945,000 (46%) increase over the third quarter 1994 results. Interest revenue rose substantially (to $413,000 from $232,000); however, interest expenses rose proportionally offsetting any impact on net income.

         Total transactions processed by the Company during the quarter increased by 5,095, or 21%, to 29,661 from 24,566. Additionally, revenue per ticket rose from $98 to $121, a 23% increase as compared with the prior year.

         Concurrent with the 49% increase in revenues (see above), overall expenses grew by 49%. Total expenses increased by $1,181,000, or 49%, to $3,573,000 from $2,392,000. This significant rise in expenses was not unexpected. The primary component of the Company's expenses is commission payout to brokers and traders. As revenues increased, commission expenses increased accordingly. Commission expense rose from $1,373,000 to $1,955,000, an increase of $582,000, or 42%, over the same quarter a year earlier. More meaningful, however, was the increase in the Company's non-commission, non-interest expenses during the period. These expenses rose from $911,000 in third quarter 1994 to $1,329,000 for the 1995 quarter, a 46% increase. Much of this increase, primarily the result of the Company's change in control as well as its acquisition of additional account executives, is temporary in nature or non-recurring and not typical to the Company's operations. This also explains the jump in the Company's costs per ticket which increased from $36.00 to $43.00. Because many of the Company's costs are fixed, an increase in the number of trades does not proportionally increase costs associated with processing the trades.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


            Nine Months Ended June 30, 1995 Compared to Nine Months
                              Ended June 30, 1994


         Earnings for the first nine months of fiscal 1995 total $198,000 ($0.33 per share), versus $364,000 ($0.59 per share) for the prior year. The number of transactions declined by approximately 9% (to 76,158 from 83,544); however, revenues increased by $118,000, or 1%, (to $8,928,000 from $8,810,000). The company is pleased with revenues per ticket, which rose by 11% to $117 from $105. An increase in revenue per ticket is generally positive because the Company receives more revenue per trade while the Company's cost to process each trade remains relatively constant.

         Total expenses for the first nine months rose by $370,000, or 4%, to $8,645,000 from $8,275,000. As discussed above, commission expenses vary directly with commission revenues. Since commission revenues decreased for the period, commission expenses also decreased, to $4,792,000 from $5,114,000. Interest expense rose dramatically, from $294,000 to $680,000, an increase of $386,000. It is important to note, however, that this increase in interest expense was almost entirely offset by the increase in interest income.

         Non-interest, non-commission expenses rose by $306,000, or 11%, relative to the same period a year earlier. This jump in expenses had a material impact on the Company's earnings, but, as explained in the quarterly comparison above, was largely the product of non-recurring or temporary expenses. As expected with such an increase in expenses, costs per ticket rose from $34 to $42.

         The Company's financial success is greatly influenced by the strength of the securities markets. During the third quarter of 1995 Securities markets were stronger and retail trading activity, the core of the Company's revenue base, increased markedly. Moreover, the balance of cash deposits from customers again reached an all-time high (an increase of approximately 19% during the last quarter), and the Company added many new account executives in the last three months. Due to the expected and as yet unrealized benefits of these factors, the Company is cautiously optimistic about the balance of fiscal 1995.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Company pays interest to customers on their funds awaiting investment in securities. At June 30, 1995, these customer credit balances increased by approximately $11,244,000. The result of this increase in customer funds led the Company to increase its investment in U.S. Treasury and GNMA securities by approximately $8,335,000.

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

         The Company is subject to the net capital requirements of the Securities and Exchange Commission which are designed to measure the general financial soundness and liquidity of broker/dealers from a conservative view. As of June 30, 1995, the Company's net capital exceeded the SEC's requirement of $250,000 by $1,810,000.

         As of June 30, 1995, the Company had no outstanding balance on its $2,000,000 revolving line of credit with Seafirst Bank. Borrowings under the line of credit bear interest at the prime rate (8.75%) plus .5%.

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