Form 10KSB
period 1995-09-29
NATIONAL SECURITIES CORP/WA/
filed 1995-12-27
CIK 811859

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                          Commission File No. 0-15521
   September 29, 1995

                        NATIONAL SECURITIES CORPORATION
             (Exact Name of Registrant as specified in its charter)

     WASHINGTON                                              91-0519466
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

1001 Fourth Avenue, Suite 2200, Seattle, WA                      98154
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  206-622-7200

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Common stock $.02 par value
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X       No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (228.405) of this chapter is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

For the fiscal year ended September 29, 1995, the Company's revenues were $14,275,000.

As of December 18, 1995, 530,454 shares of the Company's common stock were held by non-affiliates, having an aggregate market value of $1,989,203.

Number of common shares outstanding as of December 18, 1995 was 689,438 at a par value of $.02.

Transitional Small Business Disclosure Format:

                              Yes_______     No  X

                                     PART I

ITEM 1 - BUSINESS

GENERAL

National Securities and Subsidiary (collectively "the Company") conducts a national securities brokerage business through its main office in Seattle, Washington and through its 30 other offices located in 20 states. The Company's business includes securities brokerage for individual clients, market-making trading activities and corporate finance services. The Company concentrates upon retail brokerage with an emphasis on personalized service. The Company's executive office, which is also its largest sales office, is located in Seattle, Washington. The majority of the Company's transactions with the public involves solicited trades and approximately 70% of these involve sales of securities to customers.

Brokerage services to retail clients are provided through the Company's sales force of Investment Executives which the Company believes is the key factor to the success of its business. The Company is organized to meet the needs of its Investment Executives and their clients. To foster individual service, flexibility and efficiency, and to reduce the Company's fixed costs, Investment Executives act as independent contractors responsible for providing their own office facilities, sales assistants, telephone service, supplies and other items of overhead. Investment Executives are given broad discretion to structure their own practices and to specialize in different areas of the securities market subject to the Company's supervisory procedures. In addition, Investment Executives have direct access to the Company's research materials, management, traders, and all levels of support personnel.

During fiscal 1995, the Company began providing corporate finance and investment banking services, including underwriting the sale of securities to the public and arranging for the private placement of securities with investors. It is anticipated the Company will expand its corporate finance operations to provide a broad range of financial and corporate advisory services, including mergers and acquisitions, project financing, capital structure and specific financing opportunities. These activities require a substantial commitment of capital and expose the Company to additional risk. Therefore, all such activities are reviewed by the Board of Directors and a newly formed Capital Commitment Committee comprised of both officers and directors.

It is not the Company's policy to recommend particular securities to customers. Recommendations to customers are determined by individual Investment Executives based upon their own research and analysis, and subject to applicable NASD customer suitability standards and Company supervision. Most Investment Executives perform fundamental (as opposed to technical) analysis. Solicitations may be by telephone, seminars or newsletters. Investment Executives may request the Company to acquire an inventory position to facilitate sales to customers (subject to the Investment Executive's own risk). Customers receive confirmation disclosure that the Company may hold such positions. Supervisory personnel review trading activity from inventory positions to ensure compliance with applicable standards of conduct.

Salespersons in the brokerage industry are traditionally compensated on the basis of set percentages of total commissions and mark- ups generated. Most brokerage firms bear substantially all of the costs of maintaining their sales forces, including providing office space, sales assistants, telephone service and supplies. The average commission paid to the salespersons in the brokerage industry generally ranges from 30% to 40% of total commissions generated.

Since the Company requires its Investment Executives to absorb their own overhead and expenses, it is able to pay an average of 65% of commissions and mark-ups generated by the Investment Executive. This arrangement also reduces the Company's fixed costs and lowers risk of operational losses for non-production.

The Company is registered as a broker/dealer with the Securities and Exchange Commission ("SEC") and in 50 states, the District of Columbia and Puerto Rico. The Company is also a member of the National Association of Securities Dealers, Inc. ("NASD"), the Municipal Securities Rulemaking Board ("MSRB") the Securities Investor Protection Corporation ("SIPC"), and the Chicago Stock Exchange ("CSE"). New Investment Executives are required to take examinations administered by the NASD and state securities authorities in order to be registered.

PRINCIPAL TRANSACTIONS

The Company buys and maintains inventories in equity securities as a "market maker" for sale of those securities to other dealers and to customers. The Company also maintains inventories in corporate and municipal debt securities for sale to customers. A staff of three traders and three assistants at its Seattle headquarters, and two traders in Spokane, Washington, manage the Company's inventory of securities, and conduct market-making activities. As of September 29, 1995, the Company made a market in approximately 100 equity securities, the majority of which were quoted on the NASDAQ system.

The Company's trading department activities require a substantial commitment of capital. Most principal transactions place the Company's capital at risk. Profits and losses are dependent upon the skill of the traders, price movement, trading activity and the size of inventories. Because the Company's trading activities occasionally may involve speculative and thinly capitalized stocks, the Company imposes position limits to reduce its potential for loss.

In executing customer orders to buy or sell a security in which the Company makes a market, the Company may sell or purchase from customers at a price which is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The Company may also act as agent and execute a customer's purchase or sale order with another broker/dealer market-maker at the best inter-dealer market price available and charge a commission. The Company's mark-ups, mark-downs, and commissions are competitive based on the services it provides to its customers.

The following table sets forth for the years ended September 29, 1995 and September 30, 1994, the highest, lowest and average quarter-end security positions owned by the Company by type of security.


                Year Ended                                   Highest           Lowest            Average
             September 24, 1995                             Inventory        Inventory          Inventory
             ------------------                            -----------      -----------        ----------
         Corporate stocks                                  $  964,000       $  504,000        $   697,000
         Corporate obligations                             $   10,000       $    5,000        $     7,000
         State and municipal obligations                   $  236,000       $   57,000        $   147,000

               Year Ended                                  Highest            Lowest           Average
            September 30, 1994                             Inventory        Inventory          Inventory
            ------------------                             ----------       ----------         ----------

         Corporate stocks                                  $   602,000      $   424,000       $  529,000
         Corporate obligations                             $    48,000      $    21,000       $   35,000
         State and municipal obligations                   $   284,000      $   112,000       $  171,000
         Commercial paper                                  $ 1,200,000            -           $  300,000

AGENCY TRANSACTIONS

In executing customers' orders to buy or sell listed securities and securities in which it does not make a market, the Company generally acts as agent and charges commissions, which the Company believes are competitive based on the services the Company provides to its customers.

OPERATIONS, CLEARINGS AND SYSTEMS

The Company's operations include execution of orders, processing of transactions, receipt, identification and delivery of funds and securities, custody of customer securities, internal financial controls and compliance with regulatory and legal requirements.

The Company's data processing is supplied by an independent vendor on a time-sharing basis to process orders, reports, confirmations and statements as well as to maintain the Company's general ledger and files of customer, and other market data. The Company owns other computers which are used for Investment Executive payroll and telephone cost allocation, including word processing and other office applications.

The volume of transactions handled by the operations staff fluctuates substantially. The Company believes its operations staff is adequate to service the number of transactions anticipated in the foreseeable future. The following table sets forth the number of monthly purchase and sale transactions processed for the periods indicated:

                                                                                Number of Monthly Transactions
                                                                                ------------------------------
                     Fiscal Year Ended                                        High          Low         Average
                    -------------------                                      ------        -----       ---------
                    September 29, 1995                                        15,000       6,000         10,000
                    September 30, 1994                                        11,000       7,000          9,000
                    September 24, 1993                                        12,000       7,000          9,000
                    September 25, 1992                                         9,000       5,000          7,000
                    September 27, 1991                                         9,000       4,000          6,000

The Company has established internal controls and safeguards against securities theft, including use of depositories and periodic securities counts. As required by the NASD and other authorities, the Company carries fidelity bonds in the amount of $500,000 covering loss or theft of securities, embezzlement and forgery. This amount exceeds regulatory requirements by $165,000.

The Company clears most of its own securities transactions and posts its books and records daily. Periodic reviews of controls are conducted, and administrative and operations personnel meet frequently with management to review operating conditions. Operations personnel monitor compliance with applicable laws, rules, and regulations.

SUPERVISION

The Securities Exchange Act of 1934 and NASD Rules of Fair Practice require the Company to supervise the activities of its Investment Executives. As part of providing such supervision, the Company maintains an Operations and Procedures Manual that all Investment Executives must read and sign. Compliance personnel from the Company's main office conduct inspections of branch offices no less frequently than annually to review compliance with the Company's procedures. A registered principal provides continuous supervision at each of the Company's larger offices (the Seattle home office and the eight largest branches). The other offices (averaging two Investment Executives per office) are not required by NASD rules to have a registered principal on site and are therefore supervised by registered principals at the Seattle office. Traders and other personnel review each Investment Executive's order ticket to ensure compliance with the NASD Rules of Fair Practice including mark-up guidelines. Although the Company classifies its Investment Executives as independent contractors, this treatment does not limit the Company's liability for Investment Executive's violations of applicable securities laws.

EMPLOYEES

As of September 29, 1995, the Company had 206 employees and independent contractors, 6 had executive and administrative responsibilities, 138 were Investment Executives compensated primarily on a commission basis (independent contractors), 60 were involved in operations trade processing, and 2 were support staff. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining the Company's obligations for Federal and state withholding, unemployment and social security taxes. The Company's independent contractor arrangements conform with accepted industry practice and therefore does not believe there is a material risk of an adverse determination from the tax authorities which would have a significant effect on the Company's ability to recruit and retain Investment Executives, or the Company's operations or financial results of operations. No employees are covered by collective bargaining agreements and the Company believes its employee relations are good.

COMPETITION

The Company is engaged in a highly competitive business. With respect to one or more aspects of its business, its competitors include member organizations of the New York Stock Exchange, Inc. and other registered securities exchanges in the United States and Canada, and the members of the NASD. Many of these organizations have substantially greater personnel and financial resources and more sales offices than the Company. Discount brokerage firms affiliated with commercial banks provide additional competition. In many instances, the Company is also competing directly for customer funds with investment opportunities offered by real estate, insurance, banking, and savings and loans industries.

ITEM 2 - PROPERTIES

The Company leases office space in Seattle and Spokane, Washington, and Maynard, Massachusetts. The Company's other offices are leased by the Investment Executives operating from those locations.

Leases expire at various times between November 1995 and July 1999. The Company believes its rent is at current market rates. At current production levels, the Company believes its leased space is suitable and adequate, however, increased activity could require additional space to be leased.

ITEM 3 - LEGAL PROCEEDINGS

The Company is a defendant in various arbitration and administrative proceedings, lawsuits and claims which arise in the normal course of business. The Company believes it has substantial defenses to each of the actions and also believes the final resolution of these matters will not have a material adverse impact on the Company's financial position and results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS

The Company's initial public offering of its common stock was completed September 1986. From the initial offering to June 22, 1987, the Company's common stock was traded over-the-counter and was not quoted in the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Effective June 23, 1987, the Company's common stock became eligible to list on NASDAQ. The Company's common stock trades on the NASDAQ Small-Cap Market using the symbol NATS. As of September 29, 1995, the Company had approximately 300 shareholders of record. This amount includes those shareholders holding stock in street name and trust accounts. Currently, there are three market makers in the Company's stock, including the Company.

Washington law authorizes the Board of Directors to declare dividends with respect to the Company's common stock if, after giving effect to the payment of the dividend, (i) the Company would be able to pay its debts as they become due in the usual course of business, and (ii) the Company's total assets would exceed the sum of its total liabilities plus the amount which would be needed to satisfy any shareholder's preferential rights in liquidation were the Company in liquidation at the time of the payment of the dividend. As of this time, no shareholder holds preferential rights in liquidation. In determining whether to declare dividends, the Board considers among other things, the financial condition of the Company, future capital needs, and the capital requirements established and enforced by the Securities and Exchange Commission for brokers and dealers registered under the Securities Exchange Act of 1934. The Company has not declared dividends during the last nine years and has no intention to do so in the foreseeable future.

High and low bid quotations from September 25, 1993 to September 29, 1995 have been obtained from NASDAQ.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS  (CONTINUED)

The range of market prices for each quarter of fiscal years ended September 29, 1995 and September 30, 1994 are as follows:

                  Period                                High           Low
        ---------------------------                  ---------      --------
        October 1, 1994/December 31, 1994            $   4.25       $   3.00
        January 1, 1995/March 31, 1995               $   3.75       $   3.00
        April 1, 1995/June 30, 1995                  $   4.50       $   3.50
        July 1, 1995/September 29, 1995              $   4.50       $   3.50


                  Period                                High           Low
        ---------------------------                  ---------      --------
        September 25, 1993/December 31, 1993         $   5.00       $   3.00
        January 1, 1994/March 25, 1994               $   5.75       $   4.50
        March 26, 1994/June 24, 1994                 $   4.50       $   3.00
        June 25, 1994/September 30, 1994             $   3.13       $   2.50

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR 1995 COMPARED WITH FISCAL YEAR 1994

The Company underwent three significant changes during fiscal 1995. First, in May, several investors purchased an aggregate of 48% of the Company's common stock; 215,830 outstanding shares from two directors and 100,000 newly issued shares from the Company, all at $5.00 per share. Second, in June the Company negotiated terms under which approximately 60 new Investment Executives, formerly affiliated with a Massachusetts broker-dealer, became affiliated with the Company. And finally, the Company established a Corporate Finance Department to underwrite and/or otherwise assist companies seeking to raise capital. While the Company anticipates future benefits from these activities, year-end results were adversely impacted by expenses of consummating these events.

Although the Company's fiscal year exhibited a significant increase in revenues as compared to the prior year, earnings declined. Net income fell $253,000 or 50%, to $257,000 in 1995 from $510,000 in 1994, while earnings per share fell to $0.40 in 1995 from $0.82 in 1994. The decrease in earnings was largely the result of non-recurring obligations which the Company incurred during fiscal 1995 due to the change in control and the acquisition of additional Investment Executives. The Company estimates these expense totaled approximately $300,000.

Revenues increased $2,788,000, or 24% to $14,275,000 from $11,487,000. This increase is due to both favorable market conditions and the acquisition of additional Investment Executives. Revenues earned on securities transactions also climbed, increasing by 17% to $11,631,000 in 1995 from $9,977,000 in the prior year. The Company's interest revenue increased significantly, rising to $1,610,000 in 1995 from $931,000 in 1994, a $679,000 or 73% increase over the prior year. This increase was largely offset by higher interest expenses incurred by the Company.

Total securities transactions processed by the Company increased by 5% to approximately 114,000 in 1995 from 109,000 in 1994. At the same time, the average revenue per trade increased by $21.00 to $126.00 from $105.00. This increase is the result of the Company's continuing success in increasing its average transaction size, as well as additional transactions related to corporate finance.

Concurrent with the 24% increase in revenues, overall expenses grew by 29% or $3,146,000. This significant rise in expenses was not unexpected. The primary component of the Company's expenses is commission payout to brokers which increased from $6,596,000 to $7,621,000, an increase of $1,025,000 or 16% over the prior year.

More meaningful was the increase in the Company's non-commission, non-interest expenses during the fiscal year. These expenses rose from $3,735,000 in fiscal 1994 to $5,225,000 in 1995, a 40% increase. Much of this increase is the result of the Company's change in control and its acquisition of additional Investment Executives. These increases are non-recurring and not typical to the Company's operations. This also explains the jump in the Company's overall cost per trade ticket which increased from $34.00 to $46.00.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

RESULTS OF OPERATIONS (Continued)

FISCAL YEAR 1995 COMPARED WITH FISCAL YEAR 1994 (Continued)

The Company made several improvements during 1995 which also impacted overall expenses. For instance, the Company spent more on research materials to assist its Investment Executives and upgraded its information and quotation systems.

Despite the increase in expenses and the decrease in earnings per share, Management is optimistic the Company will derive future benefit from the investments it has made. Some of these investments are already exhibiting positive results, as evidenced by the Company's increase in revenues. At the same time, however, the Company's financial performance is greatly influenced by market conditions. The risks inherent in developing new business opportunities make it difficult to predict the Company's short-term future performance.

FISCAL YEAR 1994 COMPARED WITH FISCAL YEAR 1993

Even though management is pleased with fiscal 1994 results when compared to current industry trends, the Company's performance in fiscal 1994 did not match fiscal 1993's record setting levels. The Company reported record revenues during the first half of fiscal 1994, but interest rate increases and fears of inflation during the second half of the year weakened the Company's year-end performance figures. These factors have caused retail investors, the core of the Company's revenue base, to remain on the sidelines as returns from both the debt and equity markets declined.

Net income dropped $170,000 or 25%, to $510,000 in 1994 from $680,000 in 1993, while fully diluted earnings per share fell to $0.82 in 1994 from $0.99 in 1993. Overall revenues remained stable, increasing by less than 1% to $11,487,000 in 1994 from $11,438,000 in 1993. Revenues earned on securities transactions were also fairly constant, declining by less than 1% to $9,977,000 in 1994 from $10,043,000 in the prior year. The Company's interest revenue did increase significantly, rising to $931,000 during 1994 from $769,000 in 1993, a $162,000 (21%) increase. However, this increase is largely offset by higher interest expenses incurred by the Company.

Total securities transactions processed by the Company decreased by only 4% to approximately 109,000 in 1994 from 113,000 in 1993. Because of the market climate discussed above, management is not alarmed by this decrease. At the same time, the average revenue per trade increased by $4.00 to $105.00 from $101.00. This highlights the Company's continuing success in increasing its average transaction size.

The Company's decline in net income was not a function of lower revenue, but rather due to an increase in expenses. Total expenses rose by 3% to $10,746,000 in 1994 from $10,438,000 during fiscal 1993. The primary component of this increase was commission expenses which also rose by 3% to $6,596,000 from $6,412,000.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

RESULTS OF OPERATIONS (Continued)

FISCAL YEAR 1994 COMPARED WITH FISCAL YEAR 1993 (Continued)

Commission expenses increased while commission revenues decreased because the average commission paid to the Investment Executive increased to 66% of commission and dealer inventory income from 64%. This larger payout corresponds to an increase in the quality of the securities traded and the size of the transactions processed, both of which often result in higher payouts to the Investment Executive. For these reasons, management is comfortable with this particular increase in expenses.

During 1994 the Company's interest expense rose 25% to $415,000 from $332,000 in 1993. This increase is directly attributable to increases in interest rates, and had no net negative effect because interest revenues rose correspondingly.

All other expenses, that is, all non-interest and non-commission expenses, remained stable in 1994, increasing about 1% to $3,735,000 from $3,694,000 in 1993. Therefore, the average cost per ticket, which factors all such expenses, also remained stable, rising to $34 in 1994 from $33 in 1993. Although the expense per ticket rose slightly, management believes this figure is positive when compared to earlier years.

The Company made several improvements during 1994 which also impacted its overall expenses. For instance, the Company spent more on research to assist its Investment Executives (a cost increase of $35,000 in 1994), and upgraded its trading department by adding a new order transaction system increasing expenses by approximately $52,000 which improves trade efficiencies for customers and the Company.

Management is hopeful the Company will achieve similarly positive results in the upcoming year. However, the current climate of rising interest rates and declining equities markets has created a challenging environment for the industry as a whole. This environment has dramatically impacted the individual investor's desire to commit funds in securities markets. Management shall continue efforts to improve and grow its sales staff in order to meet these challenges.

LIQUIDITY AND CAPITAL RESOURCES

As with most brokerage firms, a substantial portion of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing customercredit balances, loan of securities, other payables and equity capital. Occasionally, the Company has utilized short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financings have been used to equalize cash flows and are, therefore, regularly repaid.The Company has no long-term cash borrowings.

The objective of liquidity management is to ensure the Company has ready access to sufficient funds to meet commitments and future obligations, fund deposit withdrawals and efficiently provide for the credit needs of customers. Cash flow from operations and earnings contribute significantly to liquidity. Liquidity is also partially obtained through utilizing interest bearing and non-interest-bearing customer credit balances by maintaining assets that are readily convertible to cash at minimal costs through maturities and sales under agreements to repurchase.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The Company pays interest to customers on their funds held awaiting investment in securities. At September 29, 1995, these customer credit balances increased by approximately $22,038,000. The result of this increase in customer funds led the Company to increase its investment in U.S. Treasury and GNMA securities by approximately $16,235,000. The Company charges interest to customers on balances in margin accounts which increased by $6,879,000 during 1995.

In the normal course of business, the Company loans and borrows securities to meet customer purchase and sale needs. With respect to securities loaned and borrowed, the cash collateral received or paid approximates the market value of the related securities loaned or borrowed. Additionally, the Company maintains a net receivable from or payable to its clearing corporation to meet normal settlement requirements of securities transactions. At September 29, 1995, the net effect of these transactions was an increase in cash of approximately $305,000. The result of this availability of cash led the Company to increase its investment in U.S. Treasury securities and Reverse Repurchase Agreements.

The Company believes its internally generated liquidity, together with access to external capital and debt resources, will be sufficient to satisfy existing commitments and plans, and to provide adequate financial flexibility to take advantage of potential strategic business opportunities should they arise.

The Company requires its Investment Executives to be responsible for substantially all of the overhead expenses associated with their sales efforts, including office furniture, sales assistants, telephone service and supplies. The Company does not maintain a high level of fixed assets.

The Company is subject to the net capital requirements of the Securities and Exchange Commission which are designed to measure the general financial soundness and liquidity of broker/dealers from a conservative view. As of September 29, 1995, the Company's net capital exceeded the SEC's requirement of $250,000 by $1,244,000.

As of September 29, 1995, the Company had no outstanding balance on its $2,000,000 revolving line of credit with Seafirst Bank. Borrowings under the line of credit bear interest at the prime rate plus .5%.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

INFLATION

The Company has determined that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements, and computers has not been significant over the last three years.

Whereas inflation has not had a materially adverse impact on the costs or the operations of the Company, inflation does have an effect on the Company's business. Increases in inflation are generally accompanied by increases in precious metal prices. As a result, there is investor interest in precious metal-related securities, which is a significant revenue source for the Company. At the same time, however, increases in inflation may be accompanied by increases in interest rates, both of which may adversely effect short-term stock prices and performance and, thereby, adversely effect the Company's performance. It is, therefore, difficult to predict the net impact of inflation on the Company.

ITEM 7 - FINANCIAL STATEMENTS

See part III, Item 13(a)(1) for a list of financial statements filed as part of this report.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and
  Board of Directors
National Securities Corporation and Subsidiary

We have audited the accompanying consolidated statements of financial condition of National Securities Corporation and Subsidiary as of September 29, 1995 and September 30, 1994 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 29, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Securities Corporation and Subsidiary as of September 29, 1995 and September 30, 1994, and the results of its consolidated operations and cash flows for each of the years in the three-year period ended September 29, 1995, in conformity with generally accepted accounting principles.

MOSS ADAMS LLP

Seattle, Washington
November 4, 1995

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                   SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994

                                     ASSETS

                                                                                  1995              1994
                                                                                  ----              ----
CASH, subject to immediate withdrawal                                         $   204,000        $ 1,671,000

CASH, CASH EQUIVALENTS AND SECURITIES)                                         25,394,000          9,159,000

DEPOSITS                                                                          179,000             59,000

RECEIVABLES
   Brokers and dealers                                                          1,244,000            565,000
   Customers                                                                   13,108,000          6,229,000
   Other                                                                          232,000             11,000

FEDERAL INCOME TAX RECEIVABLE                                                      40,000               --

SECURITIES HELD FOR RESALE, at market                                             829,000            557,000

FIXED ASSETS, net                                                                 414,000            278,000

DEFERRED COST                                                                     154,000               --


OTHER ASSETS                                                                       93,000             98,000
                                                                              -----------        -----------
                                                                              $41,891,000        $18,627,000
                                                                              ===========        ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLES

   Brokers and dealers                                                        $   676,000        $   691,000
   Customers (Note 3)                                                          36,813,000         14,775,000

FEDERAL INCOME TAX PAYABLE                                                           --               15,000

SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                 195,000            121,000

ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                          922,000            505,000

CAPITAL LEASE OBLIGATION                                                             --               11,000
                                                                              -----------        -----------
                                                                               38,606,000         16,118,000
                                                                              -----------        -----------
COMMITMENTS AND CONTINGENCIES

ISSUABLE COMMON STOCK                                                             105,000               --

STOCKHOLDERS' EQUITY

  Common stock, $.02 par value, 5,000,000 shares authorized, 676,938 and
     597,688 shares issued and outstanding, respectively                           14,000             12,000
  Additional paid-in capital                                                      918,000            400,000
  Retained earnings                                                             2,248,000          2,097,000
                                                                              -----------        -----------
                                                                                3,180,000          2,509,000
                                                                              -----------        -----------
                                                                              $41,891,000        $18,627,000
                                                                              ===========        ===========

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

              YEARS ENDED SEPTEMBER 29, 1995, SEPTEMBER 30, 1994, AND
                             SEPTEMBER 24, 1993

                                                     1995               1994              1993
                                                     ----               ----              ----
REVENUES

   Commissions                                  $  9,014,000        $  7,699,000      $  7,822,000
   Net dealer inventory gains                      2,617,000           2,278,000         2,221,000
   Interest and dividends                          1,610,000             931,000           769,000
   Transfer fees and clearing services               401,000             400,000           438,000
   Underwriting                                      392,000                --                --
   Other                                             241,000             179,000           188,000
                                                ------------        ------------      ------------
                                                  14,275,000          11,487,000        11,438,000
                                                ------------        ------------      ------------
EXPENSES
   Commissions                                     7,621,000           6,596,000         6,412,000
   Employee compensation and related expenses      1,801,000           1,487,000         1,474,000
   Clearance fees paid to nonbrokers                 521,000             396,000           415,000
   Communications                                    381,000             315,000           309,000
   Occupancy and equipment costs                   1,069,000             850,000           788,000
   Interest                                        1,046,000             415,000           332,000
   Underwriting                                      366,000                --                --
   Professional fees                                 293,000             255,000           261,000
   Other                                             794,000             432,000           447,000
                                                ------------        ------------      ------------
                                                  13,892,000          10,746,000        10,438,000
                                                ------------        ------------      ------------

INCOME BEFORE INCOME TAX                             383,000             741,000         1,000,000

INCOME TAX PROVISION                                (126,000)           (231,000)         (320,000)
                                                ------------        ------------      ------------

NET INCOME                                      $    257,000        $    510,000      $    680,000
                                                ============        ============      ============

EARNINGS PER SHARE OF COMMON STOCK
   Primary                                      $        .40        $        .82      $       1.04
                                                ============        ============      ============
   Fully diluted                                $        .40        $        .82      $        .99
                                                ============        ============      ============

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

            YEARS ENDED SEPTEMBER 29, 1995, SEPTEMBER 30, 1994, AND
                               SEPTEMBER 24, 1993

                                                                Additional
                                                                Common Stock
                                             --------------------------------------------------         Paid-In         Retained
                                             Shares               Amount              Capital           Earnings          Total
                                            --------           -----------           ----------       ------------    -------------
BALANCE, September 25,
   1992                                      647,088             $ 13,000             $ 300,000       $ 1,243,000      $ 1,556,000

   Net income                                    -                    -                     -             680,000          680,000

   Redemption of common
       stock                                (100,000)              (2,000)             (47,000)          (251,000)        (300,000)
                                            --------             --------             --------        -----------      -----------

BALANCE, September 24,
   1993                                      547,088               11,000              253,000          1,672,000        1,936,000

   Net income
                                                                                                          510,000          510,000
   Exercise of stock options,
       including $35,000 income
       tax benefit                           106,725                2,000              260,000                             262,000
   Redemption of common
       stock                                 (56,125)              (1,000)            (113,000)           (85,000)        (199,000)
                                            --------             --------             --------        -----------      -----------
BALANCE, September 30,
   1994                                      597,688               12,000              400,000          2,097,000        2,509,000

   Issuance of common stock                  100,000                2,000              498,000                -            500,000

   Exercise of stock options,
     including $16,000 income
     tax benefit                              25,750                1,000               69,000                -             70,000

   Redemption and retirement
     of common stock                         (46,500)              (1,000)             (49,000)          (106,000)        (156,000)

   Net income                                    -                    -                    -              257,000          257,000
                                            --------             --------            ---------        -----------      -----------
BALANCE, SEPTEMBER 29, 1995                  676,938             $ 14,000            $ 918,000        $ 2,248,000      $ 3,180,000
                                            ========             ========            =========        ===========      ===========

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

    YEARS ENDED SEPTEMBER 29, 1995, SEPTEMBER 30,1994 AND SEPTEMBER 24, 1993



                                                                         1995            1994           1993
                                                                         ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                          $    257,000    $   510,000    $   680,000
Adjustments to reconcile net income to net
cash from operating activities

    Depreciation and amortization                                        171,000        142,000        142,000
    Loss on disposal of fixed assets                                      68,000           --             --

    Changes in assets and liabilities

       Cash, cash equivalents and securities                         (16,235,000)    (2,147,000)      (879,000)
       Deposits                                                         (120,000)        (2,000)        (5,000)
       Receivables                                                    (7,779,000)     2,072,000     (3,631,000)
       Federal income taxes receivable/payable                           (55,000)      (263,000)       341,000
       Securities held for resale                                       (272,000)       123,000        (68,000)
       Other assets                                                        5,000          2,000        (19,000)
       Payables                                                       22,023,000        813,000      4,127,000
       Securities sold, but not yet purchased                             74,000       (134,000)       136,000
       Accounts payable, accrued expenses and other liabilities          417,000       (353,000)       218,000
                                                                    ------------    -----------    -----------
                                                                      (1,446,000)       763,000      1,042,000
                                                                    ------------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of fixed assets                                            (324,000)      (122,000)       (52,000)
    Deferred cost payments                                              (100,000)          --             --
                                                                    ------------    -----------    -----------
                                                                        (424,000)      (122,000)       (52,000)
                                                                    ------------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Capital lease payments                                               (11,000)       (68,000)      (106,000)
    Issuance of common stock                                             500,000
    Redemption and retirement of common stock                           (156,000)      (199,000)      (300,000)
    Exercise of stock options                                             70,000        262,000           --
                                                                    ------------    -----------    -----------
                                                                         403,000         (5,000       (406,000)
                                                                    ------------    -----------    -----------
INCREASE (DECREASE) IN CASH                                           (1,467,000)       636,000        584,000

CASH BALANCE
    Beginning of year                                                  1,671,000      1,035,000        451,000
                                                                    ------------    -----------    -----------
    End of year                                                     $    204,000    $ 1,671,000    $ 1,035,000
                                                                    ============    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid (received) during the year for
    Interest                                                        $  1,046,000    $   415,000    $   332,000
                                                                    ============    ===========    ===========
    Income tax                                                      $    165,000    $   459,000    $   (21,000)
                                                                    ============    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF NONCASH
       INVESTING AND FINANCING ACTIVITIES

  Deferred cost and issuable common stock (Note 7)                  $    105,000    $      --      $      --
                                                                    ============    ===========    ===========
  Secured demand notes received for liabilities subordinated to
       claims of general creditors                                  $       --      $   200,000    $      --
                                                                    ============    ===========    ===========

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 29, 1995, SEPTEMBER 30, 1994, AND SEPTEMBER 24, 1993

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES

              NATURE OF BUSINESS - National Securities Corporation and Subsidiary (collectively the Company) was incorporated in 1947 under the laws of the State of Washington. Its primary business is to provide financial services and products to the general public and to the financial community as a registered broker-dealer in accordance with the Securities and Exchange Act of 1934. Its principal office is located in Seattle, Washington.

              PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of National Securities Corporation and its wholly-owned subsidiary National Asset Management, Inc. All significant intercompany accounts and transactions have been eliminated.

              ACCOUNTING METHOD - Customer security transactions and the related commission income and commission expense are recorded on a settlement date basis. The financial condition and results of operations using the settlement date basis are not materially different from that of the trade date basis.

              SECURITIES HELD FOR RESALE - Securities held for resale are marked to market at month-end and the unrealized appreciation or depreciation is included in the consolidated statement of operations.

              OTHER ASSETS - The Company records its stock exchange membership at its estimated realizable value of $42,000 for the years ended 1995 and 1994. The Company purchased the membership for $47,000.

              DEPRECIATION - Fixed assets are stated at cost and are depreciated over their estimated useful lives of 3 to 5 years. Depreciation is computed using straight-line and accelerated methods.

              EARNINGS PER SHARE - Primary earnings per common share is based upon the net income for the year divided by the weighted average number of common shares and common stock equivalents outstanding during the year. For fiscal years ended 1995, 1994 and 1993, the number of shares used in the primary earnings per share calculation was 636,106, 624,416, and 654,654, respectively. The weighted average number of shares outstanding, assuming full dilution, includes common stock equivalents which would arise from the exercise of stock options and assumes that all have been converted to common shares using the treasury stock method at the beginning of the year. For fiscal years 1995, 1994 and 1993, the number of shares used in the fully diluted earnings per share calculation was 636,106, 624,416, and 688,434, respectively.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 29, 1995, SEPTEMBER 30, 1994, AND SEPTEMBER 24, 1993
                                   (CONTINUED)





NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
           POLICIES  (CONTINUED)

         INCOME TAXES - The Company utilizes Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on currently enacted tax laws and rates. State income taxes are expensed as paid and are not significant.

         FISCAL YEAR - The Company has a fifty-two or fifty-three week year, ending on the last Friday in September.

         CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers only cash subject to immediate withdrawal. Cash, cash equivalents and securities as discussed in Note 2 are not considered a change in cash for this purpose.

         RECLASSIFICATION - Certain balances for the years ended September 30, 1994 and September 24, 1993 on the accompanying Consolidated Statement of Operations have been reclassified to conform to the September 29, 1995 presentation. These reclassifications have no impact on the results of operations.


NOTE 2 - CASH, CASH EQUIVALENTS AND SECURITIES

         Cash, cash equivalents, and securities have been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission and consist of:

                                                SEPTEMBER 29,        September 30,
                                                    1995                 1994
                                                -------------        -------------

U.S. Treasury and GNMA securities                $23,323,000         $ 7,070,000
Reverse repurchase agreement                       2,071,000           2,089,000
                                                 -----------         -----------
                                                 $25,394,000         $ 9,159,000
                                                 ===========         ===========


         The United States treasury and GNMA securities mature at various dates through April 2023 and are stated at current market values. The Company has a policy to take possession of all securities purchased under agreements to resell. These securities are carried at cost which approximates market value.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 29, 1995, SEPTEMBER 30, 1994, AND SEPTEMBER 24, 1993
                                   (CONTINUED)





NOTE 3 - CUSTOMER RECEIVABLES AND PAYABLES

         The Company seeks to protect itself from the risks associated with customer activities by requiring customers to maintain margin collateral in compliance with regulatory and its own internal guidelines, which are more stringent than regulatory margin requirements. Margin levels are monitored daily and additional collateral must be deposited as required. Where customers cannot meet collateral requirements, the Company will liquidate underlying financial instruments sufficient to bring the accounts in compliance.

         Exposure to credit risk is affected by the markets for financial instruments, which can be volatile and may impair the ability of clients to satisfy their obligations to the Company. Credit limits are established and closely monitored for customers and broker-dealers engaged in transactions deemed to be credit-sensitive.

         Included in amounts receivable from and payable to customers are balances in accounts of officers and directors totaling:

                                                  SEPTEMBER 29,       September 30,
                                                     1995                1994
                                                  -------------       -------------

Receivable from customers                           $ 16,000            $106,000
                                                    ========            ========

Payables to customers                               $461,000            $275,000
                                                    ========            ========


NOTE 4 - BROKER-DEALER RECEIVABLES AND PAYABLES

         Amounts receivable from and payable to brokers and dealers include:

                                                    SEPTEMBER 29,    September 30,
                                                        1995             1994
                                                    -------------    -------------
         Deposits paid for securities borrowed       $  858,000       $  536,000
         Securities failed to deliver                   298,000           29,000
         Other                                           88,000             --
                                                     ----------       ----------
              Total receivable                       $1,244,000       $  565,000
                                                     ==========       ==========

         Due to clearing organization                $   48,000       $  675,000
         Securities failed to receive                   622,000           12,000
         Other                                            6,000            4,000
                                                     ----------       ----------
              Total payable                          $  676,000       $  691,000
                                                     ==========       ==========

         Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received. With respect to securities loaned, the cash collateral received approximates the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis and obtains additional collateral from counterparties as necessary.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 29, 1995, SEPTEMBER 30, 1994, AND SEPTEMBER 24, 1993
                                   (CONTINUED)





NOTE 4 - BROKER-DEALER RECEIVABLES AND PAYABLES  (CONTINUED)

         The Company has receivables and payables for financial instruments sold to and purchased from broker-dealers. The Company is exposed to risk of loss from the inability of broker-dealers to pay for purchases or to deliver financial instruments sold, in which case the Company would have to sell or purchase the financial instruments at prevailing market prices.


NOTE 5 - SECURITIES HELD FOR RESALE

         Securities held for resale and securities sold, but not yet purchased consist of the following:

                                         SEPTEMBER 29, 1995            September 30, 1994
                                      ------------------------      ------------------------
                                                     SOLD, BUT                     Sold, But
                                                      NOT YET                       Not Yet
                                        OWNED        PURCHASED       Owned         Purchased
                                      --------       ---------      -------        ---------
         Certificate of deposit       $ 50,000
         State and municipal
           obligations                  57,000                      $113,000       $  7,000
         Corporate obligations          10,000                        29,000          --
         Corporate stocks              712,000       $195,000        415,000        114,000
                                      --------       --------       --------       --------
                                      $829,000       $195,000       $557,000       $121,000
                                      ========       ========       ========       ========

         Securities held for resale are recorded at their current market values. Securities sold, but not yet purchased must be acquired in the marketplace at prevailing prices. Accordingly, these transactions result in off-balance sheet market risk since the ultimate purchase price may exceed the amount recognized in the statement of financial condition.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 29, 1995, SEPTEMBER 30, 1994, AND SEPTEMBER 24, 1993
                                   (CONTINUED)





NOTE 6 - FIXED ASSETS

         Fixed assets, at cost, consist of the following:

                                                             SEPTEMBER 29,    September 30,
                                                                 1995             1994
                                                             -------------    -------------

         Office machines                                      $  245,000       $  241,000
         Furniture and fixtures                                  429,000          368,000
         Electronic equipment                                    735,000          480,000
         Leasehold improvements                                   42,000           38,000
         Equipment held under capital lease                         --            187,000
                                                              ----------       ----------
                                                               1,451,000        1,314,000
         Less accumulated depreciation and amortization        1,037,000        1,036,000
                                                              ----------       ----------
                                                              $  414,000       $  278,000
                                                              ==========       ==========


NOTE 7 - DEFERRED COST AND ISSUABLE COMMON STOCK

         During 1995, the Company entered into an agreement with a brokerage firm and its principal stockholder. Under the terms of the agreement, the principal stockholder will assist in causing the transfer of the registered representatives and the customer accounts to the Company. The Company obtained no assets, tangible or intangible, and assumed no liabilities, with the exception of a short-term office lease. In exchange, the Company paid cash of $100,000 and may issue up to 100,000 unregistered shares of the Company's stock plus options to purchase an additional 50,000 shares. The shares and options are contingent upon the stockholder meeting certain obligations and the registered representatives meeting certain revenue criteria.

         At September 29, 1995, substantially all requirements of the contingency related to the $100,000 payment and issuance of 30,000 shares common stock have been satisfied. Accordingly, the Company has recorded the cash payment and issuance of stock as a deferred cost to be amortized over twelve months. The deferred cost of $154,000 on the balance sheet is net of $51,000 related amortization. Additionally, the Company has recorded issuable common stock of $105,000 which will be issued on June 30, 1996. No liability has been recorded for the remaining shares of stock and options as the related contingencies have not yet been satisfied.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 29, 1995, SEPTEMBER 30, 1994, AND SEPTEMBER 24, 1993
                                   (CONTINUED)





NOTE 8 - LINE OF CREDIT

         The Company has a line of credit of up to $2,000,000, which at the bank's discretion may require collateral for the amount borrowed. The line is subject to renewal in March 1996. Borrowings bear interest at the bank's prime rate plus .5%. Interest is payable monthly. At September 29, 1995 and September 30, 1994, the Company had no outstanding borrowings on the secured line of credit.


NOTE 9 - FEDERAL INCOME TAX

         The income tax provision varies from the federal statutory rate as follows:

                                         SEPTEMBER 29,     September 30,    September 24,
                                             1995             1994             1993
                                         -------------     -------------    -------------

         Statutory Federal rate            $(130,000)       $(252,000)       $(340,000)
         Unsettled securities claims            --               --             29,000
         Other                                 4,000           21,000           (9,000)
                                           ---------        ---------        ---------
         Income tax expense                $(126,000)       $(231,000)       $(320,000)
                                           =========        =========        =========


NOTE 10 - NET CAPITAL REQUIREMENTS

         The Company is subject to the Securities and Exchange Commission's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. The Company has elected to use the alternative method permitted by the rule. This requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances. The net capital amount and percentage for the Company is:

                                                     SEPTEMBER 29,     September 30,
                                                         1995              1994
                                                     -------------     -------------

         Net capital                                  $1,523,000        $1,860,000
                                                      ==========        ==========
         Excess net capital                           $1,244,000        $1,610,000
                                                      ==========        ==========
         Percentage of net capital to aggregate
           debit balances                                     11%               28%
                                                             ===               ===

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 29, 1995, SEPTEMBER 30, 1994, AND SEPTEMBER 24, 1993
                                   (CONTINUED)


NOTE 11 - COMMITMENTS

         As of September 29, 1995, the Company is committed under operating leases to future minimum lease payments as follows:

               Fiscal Year Ending
               ------------------

                      1996                               $  664,000
                      1997                                  438,000
                      1998                                  444,000
                      1999                                  333,000
                                                         ----------
                                                         $1,879,000
                                                         ==========

         Rental expense for operating leases for the years ended September 29, 1995, September 30, 1994, and September 24, 1993, was $369,000, $373,000, and
$348,000, respectively.

         During 1995, the Company became involved in underwriting securities for new issues. At September 29, 1995, the Company has no outstanding commitment relating to underwriting transactions.


NOTE 12 - CONTINGENCIES

         The Company is a defendant in various arbitration and administrative proceedings, lawsuits and claims which arise in the normal course of business. The Company believes it has substantial defenses to each of the actions and also believes the final resolution of these matters will not have a material adverse impact on the Company's financial position or its results of operations.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 29, 1995, SEPTEMBER 30, 1994, AND SEPTEMBER 24, 1993
                                   (CONTINUED)





NOTE 13 - STOCKHOLDERS' EQUITY

         The Company has reserved 450,000 shares of common stock for issue to key employees, investment executives, and registered representatives under the Company's Stock Option Plans. The following is a table of changes in stock options outstanding:

                                                   Number of Shares
                                     -------------------------------------------        Price Per
                                     Authorized        Granted         Available          Share
                                     ----------       ---------        ---------       -----------
        Balance, September 24,
            1993                       249,026         168,000*          81,026        $2.00-$2.38
           Creation of new plan        200,000            --            200,000               --
           Exercised                  (106,725)       (106,725)            --          $2.00-$2.38
           Expired                        --            (3,500)           3,500        $      2.00
                                      --------        --------         --------        -----------

        Balance, September 30,
             1994                      342,301          57,775*         284,526        $2.00-$2.38
            Issued                        --           229,000         (229,000)              5.00
            Exercised                  (25,750)        (25,750)            --          $2.00-$2.16
                                      --------        --------         --------        -----------

        BALANCE, SEPTEMBER 29,
             1995                      316,551         261,025*          55,526        $2.00-$5.00
                                      ========        ========         ========        ===========

         *At September 29, 1995, September 30, 1994 and September 24, 1993, options to purchase 89,275, 50,832 and 116,125 shares, respectively, were exercisable.

         During 1995, a group of individuals acquired operational control of the Company through the purchase of outstanding common shares. Contemporaneously, the Company issued 100,000 shares to the group for consideration of $500,000. Additionally, the group received 175,000 stock options with an exercise price of $5.00 per share.

         During 1994, the Board of Directors created a new incentive stock option plan. In accordance with the plan, the Company authorized options to purchase for a period of five years up to 200,000 shares of common stock with exercise prices equal to at least its fair market value at the time such options are granted. At September 29, 1995, 175,000 options had been granted while at September 30, 1994, no options had been granted under this plan.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 29, 1995, SEPTEMBER 30, 1994, AND SEPTEMBER 24, 1993
                                   (CONTINUED)





NOTE 14 - COMMON STOCK SPLIT

         On January 13, 1994, the shareholders authorized a two-for-one stock split for stockholders of record as of the close of business February 15, 1994. The stock split increased the number of issued and outstanding common stock to 597,688 at September 30, 1994, and decreased the par value of each share from $.04 to $.02. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the above stock split.


NOTE 15 - EMPLOYEE BENEFITS

         The Company has a 401(k) salary savings plan which covers substantially all employees. Participants may contribute up to 25% of eligible compensation, as defined in the plan. The Company's annual contributions are made at the discretion of the Board of Directors. During fiscal years September 29, 1995, September 30, 1994, and September 24, 1993, the Company made no contribution to the plan.


NOTE 16 - RELATED PARTY TRANSACTIONS

         Included in other receivables are advances to employees of $46,000, which will be repaid through commissions, and a note receivable of $74,000 from a director, bearing interest at 6% and maturing May 1996.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE


None


                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
           ACT.

The following sets forth the names and ages of all directors and executive officers of the Company, all positions and offices with the Company held by such persons and the principal occupations of each during the past five years. All directors and executive officers are elected annually to serve one-year terms until their successors are elected and qualified.

Steven A. Rothstein              45      Chairman

Mr. Rothstein became a member of the Company's Board in May 1995 and was appointed Chairman on August 1, 1995. From 1979 through 1989, Mr. Rothstein was a registered representative, and Limited Partner at Bear Stearns and Company, Inc. in Chicago, Illinois and Los Angeles, California. From 1989 to 1992, Mr. Rothstein was a Senior Vice President in the Chicago office of Oppenheimer and Company, Inc. In December 1992 he joined Rodman and Renshaw, Inc., a Chicago-based broker/dealer serving as Managing Director, and joined H.J. Meyers, Inc. in Beverly Hills, California, a New York Stock Exchange member firm in March 1994. He resigned H.J. Meyers and Company in March 1995 to associate with National Securities.

Mr. Rothstein is a 1972 graduate of Brown University, Providence, Rhode Island.

Robert I. Kollack                48      President, CEO and Director

Mr. Kollack was elected Chairman of the Board and Chief Executive Officer in August 1987. From February 1981 to August 1987, Mr. Kollack acted as President and a Director of the Company. He joined the Company as an Investment Executive in 1972. From 1968 to 1972, he was an Investment Executive for Foster & Marshall, Inc., which at that time was a Seattle-based brokerage firm. On March 31, 1991, Mr. Kollack became President of the Company.

Jay W. Hanville                  40      Chief Financial Officer,
                                         Chief Accounting Officer, and Treasurer

Mr. Hanville joined the Company as Chief Financial Officer in August 1987. From 1983 to 1987, Mr. Hanville was a Senior Examiner with the National Association of Securities Dealers. From 1980 to 1983, Mr. Hanville was Accounting Manager at the regional brokerage firm of Hammerbeck & Co.

Alexander H. Slivka              35      Executive Vice President and Secretary

Mr. Slivka was elected Administrative Vice President in August 1987 and was made Vice President in charge of compliance in October 1989. From January 1983 to August 1988, Mr. Slivka worked on the trading desk and acted as assistant to the President.


Mark McCloskey                   47      Executive Vice President and Chief
                                         Operating Officer

Mr. McCloskey was appointed Executive Vice President and Chief Operating Officer in November 1995. Between 1993 and 1995 he served as President of G.R. Stuart & Co., Inc., a Massachusetts-based broker/dealer. Mr. McCloskey worked as a broker at Tucker Anthony between August 1990 and May 1993, and as Manager of Paine Webber's Newport, Rhode Island office from November 1987 to August 1990.


Joanne M. Salisbury              31      Chief Operations Officer

Ms. Salisbury joined the Company as a cashier in 1983, and has worked for the Company ever since in various positions in the Company's back office. Ms. Salisbury was promoted to the position of Assistant Operations Manager in 1986, Operations Manager in 1989, and finally to Chief Operations Officer on August 1, 1995.


Norman S. Lynn                   45      Director

Mr. Lynn became a director in May 1995. Mr. Lynn received his B.S. with high honors in 1972 from the University of Illinois, and his J.D. in 1975 from Northwestern University. He is and has been actively engaged in the private practice of law in the Chicago area for the past 20 years. Since July 1991 he has been a principal of the law firm of Siegel, Lynn & Capitel, Ltd. in Northbrook, Illinois. Mr. Lynn also participates in various real estate developments and other entrepreneurial ventures.


Mark Roth                        34       General Counsel

Mr. Roth was appointed General Counsel in October 1995. He received his B.S. in 1984 from the University of California, Irvine, and his J.D. in 1989 from Pepperdine University School of Law. Mr. Roth began the private practice of law in Southern California in 1989. Among other clients, he has represented the Company in transactional and litigation matters since he moved to Seattle in September 1992.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

The bylaws of the Company provide that each director and officer of the Company who was, is or is threatened to be made a named defendant or respondent in a proceeding shall be indemnified to the fullest extent permitted by the laws of the State of Washington. At present, indemnification of officers and directors of Washington corporations is governed by RCW 23A.08.025, which permits indemnification if, among other things, the director or officer acted in good faith with reasonable belief that the conduct was in, or at least not opposed to, the best interests of the corporation, and in the case of a criminal proceeding, with a reasonable belief that the conduct was not unlawful. The Company is authorized to obtain insurance on behalf of any person who is or was a director, officer, employee or agent of the Company or is or was serving at the request of the Company as an officer, employee, or agent of another corporation, partnership, joint venture, trust, other enterprise or employee benefit plan, against any liability arising out of that person's status as such, whether or not the Company would have the power to indemnify that person against such liability.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's Executive Vice President, Secretary Alexander H. Slivka and its Chief Financial Officer/Treasurer, Jay W. Hanville both inadvertently failed to timely file Forms 4 and/or 5 during the fiscal year for two transactions (each) in Company stock. Prior to the filing of this Form 10-KSB, both officers have reported their transactions on Form 5.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company to each of its most highly compensated officers during the fiscal year ended 1995, 1994 and 1993:

                                      Year-                                     Other
     Name and Capacity                Ended       Salary          Bonus      Compensation*
     -----------------                -----      --------       --------     -------------

Steven A. Rothstein
Chairman                              1995       $ 48,000       $   --         $138,000

Robert I. Kollack
President, CEO and Director           1995       $170,000       $ 58,000       $ 27,000
                                      1994       $108,000       $ 56,000       $ 85,000
                                      1993       $ 99,000       $ 92,000       $ 94,000

Alexander H. Slivka
Vice President, Compliance            1995       $ 80,000       $ 13,000       $ 11,000
                                      1994       $ 72,000       $ 28,000       $  8,000
                                      1993       $ 67,000       $ 46,000       $  7,000

                                      Year-                                     Other
     Name and Capacity                Ended       Salary          Bonus      Compensation*
     -----------------                -----      --------       --------     -------------

Jay W. Hanville
Chief Financial Officer, Chief
  Accounting Officer, and
  Treasurer                           1995       $ 79,000       $ 12,000       $20,000**
                                      1994       $ 56,000       $ 28,000       $21,000
                                      1993       $ 56,000       $ 46,000       $29,000


*     Amounts relate to commissions earned in the normal course of business.

** Includes $11,500 profit from the sale of the Company's stock obtained during the year through the exercise of employee stock options.

The Company has an executive and employee bonus program under which no bonuses will be paid on the first $200,000 of pretax earnings. After that point, the following percentages of pretax earnings would be placed in a "bonus pool" to be divided among the executives and employees.

   Pretax Earnings                   Amount to Bonus Pool
   ---------------                   --------------------

$200,000   -   500,000                      20%
$500,000   - 1,000,000                      25%
$1,000,000 - 5,000,000                      30%

Bonuses of $53,000, $162,000, and $264,000 were granted under this plan for fiscal year 1995, 1994 and 1993, respectively.

The Company has granted options to certain officers, employees, and Investment Executives. The options granted to officers are as follows:

                                                                                          Value of Unexercised
                                                     Number of Unexercised                    In-the-Money
                                                       Stock Options At                     Stock Options At
                                                      September 29, 1995                   September 29, 1995
             Officer                               Exercisable/Unexercisable            Exercisable/Unexercisable
         ---------------                           -------------------------            -------------------------
         Robert Kollack                                 9,900 / 50,000                       $ 11,088 / $ -
         Alex Slivka                                    6,500 /   -                          $  8,710 / $ -

The options expire within five years from date granted or upon termination of employment, whichever comes first. The options become vested over a three-year period beginning with the date of grant. The market price of the stock on the date of the grant was less than the option price.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

CERTAIN BENEFICIAL OWNERS

The following information is furnished as of December 8, 1995, as to any person who the Company knows to be the beneficial owner of more than 5% of the Company's common stock:

                                                                            Amount Of
                                            Name/Address Of                 Beneficial         Percent
      Title of Class                       Beneficial Owner                 Ownership*        Of Class
      --------------                       ----------------                 ----------        --------
      Common stock                       Steven A. Rothstein                  97,174           14.09%
                                         2737 Illinois Road
                                         Wilmette, IL  60091

      Common stock                       Norman S. Lynn                       47,656***         6.91%
                                         P.O. Box 1675
                                         Highland Park, IL  60035

      Common stock                       Larry Wells                          47,500**          6.89%
                                         10600 N. DeAnza Blvd.
                                         Cupertino, CA  95014

* All securities are beneficially owned directly by the persons listed in the table (except as otherwise indicated).

**     Includes shares owned by Anacapa Venture Partners and Sundance Venture
       Partners

***    Includes shares owned by N.D. Management Co.

MANAGEMENT

The following information is furnished as of December 8, 1995 as to each class of equity securities of the Company beneficially owned by all directors, and directors and officers of the Company as a group.

                                                              Amount Of
                                                             Beneficial       Percent
        Name and Title of Beneficial Owner                    Ownership       Of Class
--------------------------------------------------------     ----------       --------

Steven Rothstein - Chairman of the Board                        97,174          14.09%
Norman Lynn - Director                                          47,656           6.91
Reed W. Smith - V.P. of Trading                                  7,600           1.10
Alexander H. Slivka - Executive V.P. and Secretary               5,154            .75
Joanne Salisbury - V.P. of Operations                            1,400            .20
                                                               -------          -----
    All officers and directors of the Company as a group       158,984          23.05%
                                                               =======          =====


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following financial statements are included in Part II Item 7:

        1.  Financial Statements
              Independent Auditors' Report
              Consolidated Financial Statements
                Financial Condition, September 29, 1995 and September 30, 1994 Operations, Years ended September 29, 1995, September 30, 1994 and September 24, 1993
                Changes in Stockholders' Equity, Years ended September 29, 1995,
                    September 30, 1994 and September 24, 1993
                Cash Flows, Years ended September 29, 1995,
                    September 30, 1994 and September 24, 1993
                Notes to Financial Statements

        2.  Exhibits  See Exhibit Index.

(b)      Reports on Form 8-K

         The Company filed Form 8-K on November 1, 1994 under Item 5 on Form 8-K. No financial statements were filed with the Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(a) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NATIONAL SECURITIES CORPORATION
                                       (Registrant)



Date:  December 20, 1995         By    Robert I. Kollack
                                       -----------------------------------------
                                       Robert I. Kollack, President
                                       Chief Executive Officer, and Director



Date:  December 20, 1995         By    Jay W. Hanville,
                                       -----------------------------------------
                                       Jay W. Hanville, Chief Financial Officer,
                                       Chief Accounting Officer, and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  Decmeber 20, 1995         By  Robert I. Kollack
                                     -------------------------------------------
                                     Robert I. Kollack, President,
                                     Chief Executive Officer, and Director




Date:  December 20, 1995         By  Steven A. Rothstein
                                     -------------------------------------------
                                     Steven A. Rothstein, Chairman




Date:  December 20, 1995         By  Norman S. Lynn
                                     -------------------------------------------
                                     Norman S. Lynn, Director

                                  EXHIBIT INDEX

       3.1*  The Company's Articles of Incorporation

       3.2*  The Company's Bylaws

       3.3*  Amendment to the Articles of Incorporation dated February 25, 1992

       5.1*  Opinion of legal counsel

      10.1*  Line of credit arrangements between
             the Company and Seattle-First Bank dated May 1, 1989

      10.2* Lease agreement between the Company and 1001 Fourth Avenue Associates dated January 31, 1989

      10.3* Lease agreement between the Company and Sixth Colonial Property Investments, Inc. dated May 1, 1989

      10.4* Lease agreement between the Company and United States Leasing Corporation dated December 28, 1988

      10.5* Agreement between the Company and Computer Research, Inc. dated December 5, 1988

      10.6* Agreement between the Company and Midwest Clearing Corporation dated May 13, 1987

      10.7* Agreement between the Company and Jeffrey Pritchard dated November 20, 1990

      10.8* Secured demand note collateral agreement between Mary Judith Block and the Company dated August 25, 1989

      10.9* Secured demand note collateral agreement between Howard W. Jones Jr. and the Company dated July 25, 1989

      10.10* Secured demand note collateral agreement between Robert I. Kollack and the Company dated July 25, 1989

      10.11* Secured demand note collateral agreement between Jeffrey J.
             Pritchard and the Company dated August 2, 1989

      10.12* Master repurchase agreement between Seattle-First National Bank and the Company

      10.13* Secured demand note collateral agreement between Block Foundation, Inc. and the Company dated September 20, 1991

      10.14* Secured demand note collateral agreement between Esther I. Block and the Company dated September 24, 1991

      10.15* Extension of secured demand note collateral agreement between Block
             Foundation, Inc. and the Company dated October 22, 1992

      10.16* Extension of secured demand note collateral agreement between Esther I. Block and the Company dated October 22, 1992

      10.17* Lease agreement between the Company and Tucker Leasing - Capital
             Corporation dated July 31, 1992

      10.18  Agreement with G.R. Stuart

        11.  Computation of Earnings per Share

        27.  Financial Data Schedule

*Previously filed.