Form 10QSB
period 1995-12-29
NATIONAL SECURITIES CORP/WA/
filed 1996-02-12
CIK 811859

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 29, 1995       Commission File Number 0-15521

                        NATIONAL SECURITIES CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Washington                      91-0519466
           ------------------------------       ----------------------
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

Yes (X)  No ( )


The number of shares outstanding of registrant's Common stock, par value $0.02 per share, at February 9, 1996 was 689,438 shares.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                     ASSETS

                                            December 29,    September 29,
                                                1995            1995
                                            (unaudited)
                                            ------------    -------------
CASH, subject to immediate withdrawal       $ 1,041,000     $   204,000
CASH, CASH EQUIVALENTS AND SECURITIES        23,891,000      25,394,000
DEPOSITS                                        325,000         179,000
RECEIVABLES
     Brokers and dealers                        940,000       1,244,000
     Customers                               13,518,000      13,108,000
     Other                                      135,000         232,000
FEDERAL INCOME TAX RECEIVABLE                    73,000          40,000
SECURITIES HELD FOR RESALE, at market         1,021,000         829,000
FIXED ASSETS, net                               464,000         414,000
DEFERRED COST                                   102,000         154,000
OTHER ASSETS                                    291,000          93,000
                                            -----------     -----------
                                            $41,801,000     $41,891,000
                                            ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


LINE OF CREDIT                              $   300,000     $    -
PAYABLES
     Brokers and dealers                        258,000         676,000
     Customers                               37,229,000      36,813,000
SECURITIES SOLD, BUT NOT YET PURCHASED,
     at market                                  241,000         195,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND
 OTHER LIABILITIES                             528,000         922,000
                                            -----------     -----------
                                             38,556,000      38,606,000
                                            -----------     -----------
ISSUABLE COMMON STOCK                           105,000         105,000
STOCKHOLDERS' EQUITY
Common stock, $.02 par value, 5,000,000
 shares authorized, 689,438 and 676,938
 shares issued and outstanding,
 respectively                                    14,000          14,000
Additional paid-in capital                      943,000         918,000
Retained earnings                             2,183,000       2,248,000
                                            -----------     -----------
                                              3,140,000       3,180,000
                                            -----------     -----------
                                            $41,801,000     $41,891,000
                                            ===========     ===========

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENT
                                  (Unaudited)


                                                  Quarter Ended
                                            -------------------------
                                             12/29/95       12/30/94
                                            ----------     ----------
REVENUES:
Commissions                                 $2,905,000     $1,693,000
Net dealer inventory gains                     725,000        469,000
Interest and dividends                         641,000        276,000
Transfer fees                                  117,000         92,000
Underwriting                                   254,000           -
Other                                           69,000         21,000
                                            ----------     ----------
TOTAL REVENUES                              $4,711,000     $2,551,000
                                            ----------     ----------
EXPENSES:
Commissions                                 $2,565,000     $1,433,000
Employee compensation and benefits             620,000        306,000
Clearance fees paid to non-brokers             197,000         89,000
Communications                                 173,000         78,000
Occupancy and equipment costs                  422,000        205,000
Interest                                       404,000        152,000
Professional fees                              101,000         62,000
Other                                          326,000        135,000
                                            ----------     ----------
TOTAL EXPENSES                              $4,808,000     $2,460,000
                                            ----------     ----------
Income (loss) before income taxes              (97,000)        91,000
Income taxes                                   (33,000)        31,000
                                            ==========     ==========
NET INCOME (LOSS)                           $  (64,000)    $   60,000
                                            ==========     ==========
EARNINGS (LOSS) PER SHARE
 OF COMMON STOCK                                $(0.09)         $0.10
                                            ==========     ==========


The accompanying notes are an integral part of these financial statements.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                  Quarter Ended
                                            -------------------------
                                             12/29/95       12/30/94
                                            ----------     ----------
OPERATING ACTIVITIES
Net Income/(Loss)                           $  (64,000)    $   60,000
Charges to income not requiring cash
   Depreciation and amortization                48,000         36,000
   Deferred cost amortization                   52,000           -
Changes in assets and liabilities
   Cash, cash equivalents and securities     1,503,000         99,000
   Deposits                                   (146,000)          -
   Receivables                                  (9,000)    (1,319,000)
   Federal Income Tax receivable               (33,000)
   Securities held for resale                 (192,000)      (688,000)
   Other assets                               (198,000)      (113,000)
   Payables                                     (2,000)     2,032,000
   Income tax payable                             -            16,000
   Securities sold but not yet purchased        46,000        (77,000)
   Accounts payable, accrued expenses
    and other liabilities                     (394,000)      (107,000)
                                            ----------     ----------
                                               611,000        (61,000)
                                            ----------     ----------
INVESTING ACTIVITIES
Purchase of fixed assets, net                  (99,000)          -
                                            ----------     ----------
FINANCING ACTIVITIES
Increase of borrowings                         300,000           -
Capital lease payments                            -           (11,000)
Issuance of common stock through
 exercise of options                            25,000           -
Retirement of common stock                        -           (85,000)
                                            ----------     ----------
                                               325,000        (96,000)
                                            ----------     ----------
INCREASE (DECREASE) IN CASH                    837,000       (157,000)
CASH BALANCE
   Beginning of the period                     204,000      1,671,000
                                            ----------     ----------
   End of the period                        $1,041,000     $1,514,000
                                            ==========     ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the quarter for:
   Interest                                 $  404,000     $  152,000
                                            ==========     ==========
   Income taxes                             $    -         $   15,000
                                            ==========     ==========

The accompanying notes are an integral part of these financial statements.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

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

     ACCOUNTING METHOD - Customer security transactions and the related commission income and commission expense are recorded on a settlement date basis. The results of operations and financial condition using the settlement date basis is not materially different from the trade date basis.

     The Company believes the financial statements presented herein include all adjustments necessary in order to make the financial statements not misleading.

     TRADING SECURITIES - Trading securities are marked to market at month end.

     DEPRECIATION - Fixed assets are stated at cost and are depreciated over their estimated useful lives of five years. Depreciation is computed using straight-line and accelerated methods.

     EARNINGS PER SHARE - Earnings per common share is based upon the net income for the quarter divided by the weighted average number of common shares and common stock equivalents outstanding during the quarter. For first quarter of fiscal year 1996 and 1995, the number of shares used in the earnings per share calculation was 686,031 and 593,264, respectively.

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

NOTE 2 - CASH, CASH EQUIVALENTS AND SECURITIES

     Cash, cash equivalents, and securities have been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission and consist of:

                                            December 29,    September 29,
                                                1995            1995
                                            ------------    -------------
Restricted cash deposits                    $     9,000     $    -
U.S. Treasury and GNMA securities            18,997,000      23,323,000
Reverse Repurchase Agreement                  4,885,000       2,071,000
                                            -----------     -----------
                                            $23,891,000     $25,394,000
                                            ===========     ===========

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 2 - CASH, CASH EQUIVALENTS AND SECURITIES (CONTINUED)

     The United States treasury securities mature at various dates through September 1999 and are stated at current market values. The GNMA securities mature at various dates through August 2024 and are also stated at current market values.


NOTE 3 - NET CAPITAL REQUIREMENTS

     The Company is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital. The Company has elected to use the alternative method as permitted by the rule. This method requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances. The net capital amount and percentage for the Company as of December 29, 1996 is:

          Net capital                     $1,656,000
                                          ==========

          Excess net capital              $1,369,000
                                          ==========
          Percentage of net capital to
           aggregate debit balances              12%
                                                 ===


NOTE 4 - COMMITMENTS

     As of December 29, 1995, the Company is committed under operating leases to future minimum lease payments as follows:

     Fiscal Year Ending

               Fiscal Year Ending
               ------------------
                      1996               $  498,000
                      1997                  438,000
                      1998                  444,000
                      1999                  333,000
                                         ----------
                                         $1,713,000
                                         ==========


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


               First Quarter 1996 Compared to First Quarter 1995

     Although the Company's first quarter exhibited a significant increase in revenues (as compared to the same period a year earlier), the Company experienced a loss due largely to increased expenses related to the expansion of its brokerage operations and corporate finance business.

     Revenues increased $2,160,000, or 85% to $4,711,000 from $2,551,000.  This dramatic increase is due to both favorable market conditions and the Company's success in acquiring additional account executives. Commission revenue, the most significant component of the Company's revenue, climbed accordingly, to $3,630,000 from $2,162,000, a $1,468,000 (68%) increase over the first quarter
1995 results. Interest revenue rose substantially (to $641,000 from $276,000); however, interest expenses rose proportionally offsetting any material impact on net results.

     Total transactions processed by the Company during the quarter increased by 14,489 or 60% to 38,534 from 24,045. Additionally, revenue per ticket rose from $106 to $122, a 15% increase as compared with the prior year.

     Concurrent with the 85% increase in revenues, overall expenses grew by 95%. Total expenses increased by $2,348,000 or 95% to $4,808,000 from $2,460,000. This significant rise in expenses was not entirely unexpected:
The primary component of the Company's expenses is commission payout to brokers and traders. As revenues increased, commission expenses increased accordingly. Commission expense rose from $1,433,000 to $2,565,000, an increase of $1,132,000 or 79% over the same quarter a year earlier. More meaningful, however, was the increase in the Company's non-commission, non-interest expenses during the period. These expenses rose from $875,000 in first quarter 1995 to $1,839,000 for the 1996 quarter, a 110% increase. A significant portion of this increase in expenses is temporary in nature or non-recurring and is attributable the Company's acquisition of additional account executives. The Company also incurred significant expenses further developing and expanding its corporate finance department and operations. This jump in expenses explains the large increase in the Company's costs per ticket which increased from $36 to $48. Because many of the Company's costs are fixed, an increase in the number of trades does not proportionally increase costs associated with processing the trades.

     The Company's financial success is greatly influenced by the strength of the securities markets. During the first quarter of 1996, securities markets were strong and retail trading activity, the core of the company's revenue base, increased markedly. The balance of cash deposits from customers again reached an all-time high. The Company has now opened an office in New York and has begun activities in corporate finance with hopes of increasing revenues still further. Therefore, despite the disappointing results of the first quarter and due to the expected and as yet unrealized benefits of these factors, the Company is cautiously optimistic about the remainder of fiscal 1996.

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

     The Company is subject to the net capital requirements of the Securities and Exchange Commission which are designed to measure the general financial soundness and liquidity of broker/dealers from a conservative view. As of December 29, 1995, the Company's net capital exceeded the SEC's requirement of $287,000 by $1,369,000.

     As of December 29, 1995, the Company had an outstanding balance of $300,000 on its $2,000,000 revolving line of credit with Seafirst Bank. Borrowings under the line of credit bear interest at the prime rate (8.25%) plus .5%.

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