Form 10QSB
period 1996-03-29
NATIONAL SECURITIES CORP/WA/
filed 1996-05-08
CIK 811859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 29, 1996             Commission File Number 0-15521

                         NATIONAL SECURITIES CORPORATION
                     (Exact name of registrant as specified)

         Washington                                       91-0519466
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

               1001 Fourth Avenue, Suite 2200, Seattle, Washington 98154 (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code:           (206)  622-7200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X     No
                                     ---      ---

The number of shares outstanding of registrant's Common stock, par value $0.02 per share, at April 26, 1996 was 702,463.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                     ASSETS

                                                              March 29,
                                                                1996           September 29,
                                                             (unaudited)           1995
                                                            -------------      -------------
CASH, subject to immediate withdrawal                        $   176,000       $   204,000
CASH, CASH EQUIVALENTS AND SECURITIES                         27,007,000        25,394,000
DEPOSITS                                                         420,000           179,000
RECEIVABLES
              Brokers and dealers                              1,909,000         1,244,000
              Customers                                       13,328,000        13,108,000
              Other                                              357,000           232,000
FEDERAL INCOME TAX RECEIVABLE                                       --              40,000
SECURITIES HELD FOR RESALE, at market                          1,325,000           829,000
FIXED ASSETS, net                                                457,000           414,000
DEFERRED COST                                                    104,000           154,000
OTHER ASSETS                                                     340,000            93,000
                                                             -----------       -----------
                                                             $45,423,000       $41,891,000
                                                             ===========       ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
PAYABLES
              Brokers and dealers                            $   277,000       $   676,000
              Customers                                       39,248,000        36,813,000
FEDERAL INCOME TAX                                                14,000              --
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                684,000           195,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES       1,383,000           922,000
                                                             -----------       -----------
                                                              41,606,000        38,606,000
                                                             -----------       -----------

CONTINGENCIES (Note 7)

ISSUABLE COMMON STOCK                                            210,000           105,000
                                                             -----------       -----------
STOCKHOLDERS' EQUITY
              Common stock, $.02 par value, 5,000,000
              shares authorized,
              689,438 and
                 676,938 shares issued and outstanding,
              respectively                                        14,000            14,000
              Additional paid-in capital                         943,000           918,000
              Retained earnings                                2,650,000         2,248,000
                                                             -----------       -----------
                                                               3,607,000         3,180,000
                                                             -----------       -----------
                                                             $45,423,000       $41,891,000
                                                             ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                 2nd Qtr '96      2nd Qtr '95        YTD 1996         YTD 1995
PERIOD                                           (3 Months)       (3 Months)        (6 Months)       (6 Months)
                                                -------------    -------------    --------------    ------------
REVENUES:
  Commissions                                    $ 3,606,000        1,627,000      $  6,511,000       3,320,000
  Net dealer inventory gains                         736,000          617,000         1,461,000       1,086,000
  Interest and dividends                             689,000          350,000         1,330,000         626,000
  Transfer fees                                      142,000           82,000           259,000         174,000
  Underwriting                                     2,536,000             --           2,790,000            --
  Other                                              319,000          101,000           388,000         122,000
                                                 -----------      -----------      ------------      ----------
TOTAL REVENUES                                     8,028,000        2,777,000        12,739,000       5,328,000
                                                 -----------      -----------      ------------      ----------
EXPENSES:
  Commissions                                      4,747,000        1,404,000         7,312,000       2,837,000
  Employee compensation and benefits                 916,000          429,000         1,536,000         735,000
  Clearance fees paid to non-brokers                 220,000           90,000           417,000         179,000
  Communications                                     180,000           80,000           353,000         158,000
  Occupancy and equipment costs                      510,000          233,000           932,000         438,000
  Interest                                           425,000          239,000           829,000         391,000
  Professional fees                                  124,000           48,000           225,000         110,000
  Other                                              264,000           89,000           590,000         224,000
                                                 -----------      -----------      ------------      ----------
TOTAL EXPENSES                                     7,386,000        2,612,000        12,194,000       5,072,000
                                                 -----------      -----------      ------------      ----------
Income from operations before income taxes           642,000          165,000           545,000         256,000
Provision for income taxes                          (175,000)         (52,000)         (142,000)        (83,000)
                                                 -----------      -----------      ------------      ----------
NET INCOME                                          $467,000      $   113,000      $    403,000      $  173,000
                                                 ===========      ===========      ============      ==========
EARNINGS PER COMMON SHARE                              $0.67      $      0.19      $       0.58      $     0.29
                                                 ===========      ===========      ============      ==========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING
FOR THE PERIOD                                       698,378          587,972           696,060         588,220
                                                 ===========      ===========      ============      ==========

   The accompanying notes are an integral part of these financial statements.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                          6 months ended            6 months ended
                                                                          March 29, 1996            March 31, 1995
                                                                          --------------            --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                              $  403,000               $  173,000
   Adjustments to reconcile net income to net
   cash from operating activities
              Depreciation and amortization                                    98,000                   74,000
              Deferred cost amortization                                      155,000                     --
   Changes in assets and liabilities
              Cash, cash equivalents and securities                        (1,613,000)              (5,688,000)
              Deposits                                                       (241,000)                 (11,000)
              Receivables                                                  (1,010,000)              (1,285,000)
              Federal income taxes receivable/payable                          54,000                   (7,000)
              Securities held for resale                                     (496,000)                (133,000)
              Other assets                                                   (247,000)                 (36,000)
              Payables                                                      2,036,000                7,295,000
              Securities sold, but not yet purchased                          489,000                  472,000
              Accounts payable, accrued expenses, and other liabilities       461,000                 (276,000)
                                                                           ----------               ----------
                                                                               89,000                  578,000
                                                                           ----------               ----------
CASH FLOWS FROM INVESTING ACTIVITIES
              Purchase of fixed assets                                       (142,000)                 (31,000)
                                                                           ----------               ----------
CASH FLOWS FROM FINANCING ACTIVITIES
              Capital lease payments                                             --                    (11,000)
              Issuance of common stock through exercise of stock options       25,000                     --
              Retirement of common stock                                         --                   (122,000)
                                                                           ----------               ----------
                                                                               25,000                 (133,000)
                                                                           ----------               ----------
INCREASE (DECREASE) IN CASH                                                   (28,000)                 414,000

CASH BALANCE
              Beginning of the period                                         204,000                1,671,000
                                                                           ----------               ----------
              End of the period                                            $  176,000               $2,085,000
                                                                           ==========               ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
              Cash paid during the period for
              Interest                                                     $  829,000               $  391,000
                                                                           ==========               ==========
              Income tax                                                   $  121,000               $   90,000
                                                                           ==========               ==========
SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
              Deferred cost and issuable common stock                      $  105,000               $     --
                                                                           ==========               ==========
              Secured demand notes received for liabilities
                 subordinated to claims of general creditors               $     --                 $  200,000
                                                                           ==========               ==========

   The accompanying notes are an integral part of these financial statements.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company believes the consolidated financial statements presented herein include all adjustments necessary in order to make the financial statements not misleading.

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

         EARNINGS PER SHARE - Earnings per common share is based upon the net income for the quarter divided by the weighted average number of common shares and common stock equivalents outstanding during the quarter. For the second quarter of fiscal year 1996 and 1995, the number of shares used in the earnings per share calculation was 698,378 and 587,972, respectively. For the first six months of fiscal year 1996 and 1995, the number of shares used was 696,060 and 588,220, respectively.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

         FISCAL YEAR - The Company has fifty-two or fifty three week year, ending on the last Friday in September.

         CASH AND CASH EQUIVALENTS - For the purposes of the Consolidated Statement of Cash Flows, the Company considers only cash subject to immediate withdrawal. Cash, cash equivalents and securities as discussed in Note 2 are not considered a change in cash for this purpose.

         RECLASSIFICATION - Certain balances for the quarter and six months ended March 31, 1995 on the accompanying Consolidated Statement of Operations have been reclassified to conform to the March 29, 1996 presentation. These reclassifications have no impact on the results of operations.

NOTE 2 - CASH, CASH EQUIVALENTS AND SECURITIES

         Cash, cash equivalents and securities have been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission and consist of:

                                                        March 29,               September 29,
                                                          1996                      1995
                                                     ------------               -------------
         Restricted cash deposits                    $      3,000               $       -
         U.S. Treasury and GNMA securities             25,299,000                 23,323,000
         Reverse Repurchase Agreement                   1,705,000                  2,071,000
                                                     ------------               ------------
                                                     $ 27,007,000               $ 25,394,000
                                                     ============               ============

         The United States Treasury and GNMA securities mature at various dates through August 2024 and are stated at current market values. The Company has a policy to take possession of all securities purchased under agreements to resell. These securities are carried at cost which approximates market value.

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

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

                                                               March 29,               September 29,
                                                                 1996                      1995
                                                                 ----                      ----
         Net Capital                                          $1,743,000                $1,523,000
                                                              ==========                ==========
         Excess net capital                                   $1,474,000                $1,244,000
                                                              ==========                ==========
         Percentage of net capital to aggregate
           debit balances                                             13%                       11%
                                                              ==========                ==========


NOTE 4 - DEFERRED COST AND ISSUABLE COMMON STOCK

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

         At March 29, 1996, substantially all requirements of the contingency related to the $100,000 payment and issuance of 60,000 shares of common stock have been satisfied. Accordingly, the Company has recorded the cash payment and issuance of stock as a deferred cost to be amortized through June 1996. The deferred cost of $104,000 on the Consolidated Statement of Financial Condition is net $206,000 of related amortization. Additionally, the Company has recorded issuable common stock of $210,000 which will be issued on June 30, 1996. No liability has been recorded for the remaining shares of stock and options as the related contingencies have not yet been satisfied.

NOTE 5 - LINE OF CREDIT

         The Company has a revolving credit facility with a bank and may borrow up to $1,000,000, unsecured and $11,000,000, secured. This facility is subject to renewal in May 1996. Borrowings bear interest at the bank's prime rate plus
 .5% with interest payable monthly. At March 29, 1996 and September 29, 1995, the Company had no outstanding borrowings on this line of credit.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

NOTE 6 - OTHER INCOME

         During the quarter ended March 29, 1996, the Company recorded other income related to keyman life insurance proceeds. The Company is the beneficiary of the policy. The Company has recorded total other income of $126,000. There were no related income taxes due to the nature of the transaction.

NOTE 7 - CONTINGENCIES

         The Company is a defendant in various arbitration and administrative proceedings, lawsuits and claims which arise in the normal course of business. The Company believes it has substantial defenses to each of the actions and also believes the final resolution of these matters will not have a material adverse impact on the Company's financial condition or its results of operations.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                  Second Quarter 1996 Compared to Second Quarter 1995

The Company's second quarter 1996 resulted in significant increases in both revenues and earnings compared with the same period during 1995. These increases are due to growth in brokerage operations and corporate finance business, including the underwriting of securities to the public and arranging for the private placement of securities with investors.

Revenues increased $5,251,000, or 189% to $8,028,000 from $2,777,000. This dramatic increase is due to favorable market conditions, the addition of investment executives and the Company's success in corporate financing activities. The most significant components of this increase were underwriting revenue and commission revenue. Underwriting activities, which began in the last quarter fiscal 1995, generated additional revenue of $2,536,000. Commission revenue increased $1,979,000, or 122% to $3,606,000 from $1,627,000 due to the strong securities market which increased retail trading activity and because of the production of additional investment executives, formerly affiliated with a Massachusetts broker-dealer. Total transactions processed by the Company increased 25,967 or 116% to 48,419 from 22,452. Additionally, the average revenue per transaction, which includes commission revenue, net inventory gains and underwriting revenue, increased to $142 from $100.

Concurrent with the 189% increase in revenues, overall expenses grew by 183%. Total expenses increased by $4,774,000 to $7,386,000 from $2,612,000. This rise in expenses was anticipated due to increased trading activity and therefore increased commission payout, as well as increased underwriting activities which increases various expenses including commission expense. Commission expense increased $3,343,000, or 238% to $4,747,000 from $1,404,000. With the addition of new offices the Company's occupancy costs increased $277,000, or 119% to $510,000 from $233,000. Interest expense increased $186,000, or 78% to $425,000 from $239,000, primarily because of increased customer deposits, on which the Company pays interest. However, this expense was more than offset by the increased interest income of $339,000, or 97% to $689,000 from $350,000. Overall, the Company recorded its largest net interest income, (interest income less interest expense), of $264,000, up $153,000 from the $111,000 amount in second quarter 1995. The overall increase in expenses, due to substantial underwriting activities, explains the increase in the Company's non-commission, non-interest expenses per transaction which increased to $46 from $43.

Overall, earnings from operations for the second quarter 1996 increased $354,000, or 313% to $467,000 or $0.67 per share, versus $113,000 or $0.19 per share.

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)


             Six Months Ended March 29, 1996 Compared to Six Months
                              Ended March 31, 1995

Earnings for the first six months of fiscal 1996 totaled $403,000 or $0.58 per share, versus $173,000 or $0.29 per share for first six months of fiscal 1995. The number of transactions significantly increased by 40,456 to 86,953 from 46,497, as did revenues by $7,411,000 or 139% to $12,739,000 from $5,328,000, for reasons discussed in the quarterly comparisons above.

As anticipated, total expenses for the first six months significantly increased by $7,122,000, or 140% to $12,194,000 from $5,072,000. As discussed above, commission expense directly relates to commission revenue, however, also included in commission expense are the commissions paid on underwriting activities. The related revenue for these commission expenses is recorded in underwriting revenues. Therefore, commission expense increased significantly more than the increase in commission revenue. Additionally, because of the significant underwriting activities the Company incurred significant increases in non-commission and non-interest expenses as well. This explains the large increase in the Company's non-commission and non-interest cost per transaction which increased to $47 from $40.

The Company's financial success is greatly influenced by the strength of the securities markets. During the second quarter of 1996, securities markets were strong and retail trading activity, the core of the Company's revenue base, increased markedly. The balance of cash deposits from customers again reached an all-time high. Additionally, corporate financing activities have provided significant revenues during this quarter. Due to these factors and the expected continued success of corporate financing activities, the Company is cautiously optimistic about the balance of fiscal 1996.

Liquidity and Capital Resources

As with most brokerage firms, a substantial portion of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's interest bearing and non-interest bearing customer credit balances, loan of securities, other payables and equity capital. Occasionally, the Company has utilized short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. The Company has no long-term cash borrowings.

The objective of liquidity management is to ensure the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS  (CONTINUED)

for the credit needs of customers. Cash flow from operations and earnings contribute significantly to liquidity. Liquidity is also partially obtained through utilizing interest bearing and non-interest bearing customer credit balances by maintaining assets that are readily convertible to cash at minimal costs through maturities and sales under agreements to repurchase.

The Company believes its internally generated liquidity, together with access to external capital and debt resources, will be sufficient to satisfy existing commitments and plans, and to provide adequate financial flexibility to take advantage of potential strategic business opportunities as they arise.

The Company requires its Investment Executives to be responsible for substantially all of the overhead expenses associated with their sales efforts, including their office furniture, sales assistants, telephone service and supplies. The Company does not maintain a high level of fixed assets.

The Company is subject to the net capital requirements of the Securities and Exchange Commission which are designed to measure the general financial soundness and liquidity of broker-dealers from a conservative standpoint. As of March 29, 1996, the Company's net capital exceeded the SEC's requirement of $269,000 by $1,474,000.

As of March 29, 1996, the Company had no outstanding balance on its combined $12,000,000 revolving line of credit with Seafirst Bank. Borrowings under the line of credit bear interest at the prime rate plus .5%.

Inflation

The Company has determined that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements and computers has not been significant over the last three years.

Although inflation has not had a materially adverse impact on the costs or the operations of the Company, inflation does have an effect on the Company's business. Increases in inflation are generally accompanied by increases in precious metal prices. As a result, there is investor interest in precious metal-related securities, which is a significant revenue source for the Company. At the same time, however, increases in inflation rates may be accompanied by increases in interest rates, both of which may adversely affect short-term stock prices and performance and, thereby, adversely affect the Company's performance. It is, therefore, difficult to predict the net impact of inflation on the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NATIONAL SECURITIES CORPORATION

4/26/96                            By  Robert I. Kollack
                                       ------------------------------------
Date                                   Robert I. Kollack, President and
                                       Chief Executive Officer

4/26/96                            By  Jay W. Hanville
                                       ------------------------------------
Date                                   Jay W. Hanville, Chief Financial Officer,
                                       Chief Accounting Officer and Treasurer