Form 10QSB
period 1996-06-28
NATIONAL SECURITIES CORP/WA/
filed 1996-08-01
CIK 811859

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 28, 1996              Commission File Number 0-15521

                        NATIONAL SECURITIES CORPORATION
                    (Exact name of registrant as specified)


         Washington                                        91-0519466
- --------------------------                         --------------------------
(State of other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)



          1001 Fourth Avenue, Suite 2200, Seattle, Washington   98154
         (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code:          (206)   622-7200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X          No
                            -----
The number of shares outstanding of registrant's Common stock, par value $0.02 per share, at July 15, 1996 was 807,822.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                     ASSETS


                                                                    June 28,
                                                                      1996            September 29,
                                                                  (unaudited)              1995
                                                                  -----------          -----------

CASH, subject to immediate withdrawal                              $1,682,000             $204,000
CASH, CASH EQUIVALENTS AND SECURITIES                              28,288,000           25,394,000
DEPOSITS                                                              411,000              179,000
RECEIVABLES
         Brokers and dealers                                          782,000            1,244,000
         Customers                                                 18,217,000           13,108,000
         Other                                                        244,000              232,000
FEDERAL INCOME TAX RECEIVABLE                                               0               40,000
SECURITIES HELD FOR RESALE, at market                               1,732,000              829,000
FIXED ASSETS, net                                                     479,000              414,000
DEFERRED COST                                                               0              154,000
OTHER ASSETS                                                           62,000               93,000
                                                                  -----------          -----------
                                                                  $51,897,000          $41,891,000
                                                                  ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLES
         Brokers and dealers                                         $245,000             $676,000
         Customers                                                 44,265,000           36,813,000
FEDERAL INCOME TAX PAYABLE                                            214,000                    0
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                     669,000              195,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES            2,123,000              922,000
                                                                  -----------          -----------
                                                                   47,516,000           38,606,000
                                                                  -----------          -----------

CONTINGENCIES (Note 7)

ISSUABLE COMMON STOCK                                                       0              105,000
                                                                  -----------          -----------

STOCKHOLDERS' EQUITY
         Common stock, $.02 par value, 5,000,000 shares
           authorized, 802,614 and 676,938 shares issued
           and outstanding, respectively                               16,000               14,000
         Additional paid-in capital                                 1,420,000              918,000
         Retained earnings                                          2,945,000            2,248,000
                                                                  -----------          -----------
                                                                    4,381,000            3,180,000
                                                                  -----------          -----------
                                                                  $51,897,000          $41,891,000
                                                                  ===========          ===========



   The accompanying notes are an integral part of these financial statements.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                               3rd Qtr '96   3rd Qtr '95    YTD 1996      YTD 1995
PERIOD                                         (3 Months)    (3 Months)    (9 Months)    (9 Months)
                                               ----------    ----------   -----------    ----------
REVENUES:
  Commissions                                  $4,255,000    $2,329,000   $10,766,000    $5,649,000
  Net dealer inventory gains                    1,095,000       689,000     2,556,000     1,775,000
  Interest and dividends                          743,000       413,000     2,073,000     1,039,000
  Transfer fees                                   167,000       104,000       426,000       278,000
  Underwriting                                  3,470,000             0     6,377,000             0
  Other                                            81,000        65,000       469,000       187,000
                                               ----------    ----------    ----------    ----------
TOTAL REVENUES                                  9,811,000     3,600,000    22,667,000     8,928,000
                                               ----------    ----------    ----------    ----------
EXPENSES:
  Commissions                                   6,175,000     1,955,000    13,487,000     4,792,000
  Employee compensation and benefits            1,099,000       428,000     2,633,000     1,152,000
  Clearance fees paid to non-brokers              152,000       132,000       555,000       310,000
  Communications                                  153,000       104,000       503,000       262,000
  Occupancy and equipment costs                   379,000       280,000     1,313,000       718,000
  Interest                                        452,000       289,000     1,296,000       685,000
  Professional fees                               124,000       170,000       349,000       280,000
 Amortization                                     104,000             0       259,000             0
  Other                                           315,000       215,000       869,000       446,000
                                               ----------    ----------    ----------    ----------
TOTAL EXPENSES                                  8,953,000     3,573,000    21,264,000     8,645,000
                                               ----------    ----------    ----------    ----------
Income from operations before income taxes        858,000        27,000     1,403,000       283,000
Provision for income taxes                       (335,000)       (2,000)     (477,000)      (85,000)
                                               ----------    ----------    ----------    ----------
NET INCOME                                     $  523,000    $   25,000    $  926,000    $  198,000
                                               ==========    ==========    ==========    ==========
EARNINGS PER COMMON SHARE
         Primary                               $     0.60    $     0.04    $     1.24    $     0.33
                                               ==========    ==========    ==========    ==========
         Fully diluted                         $     0.54    $     0.04    $     0.97    $     0.33
                                               ==========    ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                           9 months ended    9 months ended
                                                                           June 28, 1996     June 30, 1995
                                                                           --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                   $926,000          $198,000
   Adjustments to reconcile net income to net
   cash from operating activities
         Depreciation and amortization                                           112,000           114,000
         Deferred cost amortization                                              259,000                 0
   Changes in assets and liabilities
         Cash, cash equivalents and securities                                (2,894,000)       (8,335,000)
         Deposits                                                               (232,000)          (16,000)
         Receivables                                                          (4,659,000)       (3,275,000)
         Federal income taxes receivable/payable                                 254,000           (15,000)
         Securities held for resale                                             (903,000)         (166,000)
         Other assets                                                             31,000          (159,000)
         Payables                                                              7,021,000        10,693,000
         Securities sold, but not yet purchased                                  474,000           297,000
         Accounts payable, accrued expenses, and other liabilities             1,201,000           421,000
                                                                              ----------        ----------
                                                                               1,590,000          (243,000)
                                                                              ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of fixed assets                                               (177,000)         (119,000)
                                                                              ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Capital lease payments                                                        0           (11,000)
         Issuance of common stock through exercise of stock options               65,000           507,000
         Retirement of common stock                                                    0          (132,000)
                                                                              ----------        ----------
                                                                                  65,000           364,000
                                                                              ----------        ----------

INCREASE (DECREASE) IN CASH                                                    1,478,000             2,000

CASH BALANCE
         Beginning of the period                                                 204,000         1,671,000
                                                                              ----------        ----------
         End of the period                                                    $1,682,000        $1,673,000
                                                                              ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid during the period for
         Interest                                                             $1,296,000          $680,000
                                                                              ==========        ==========
         Income tax                                                             $223,000          $100,000
                                                                              ==========        ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
         Issued common stock                                                    $210,000                $0
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

         EARNINGS PER SHARE - Primary earnings per common share is based upon the net income for the quarter divided by the weighted average number of common shares and common stock equivalents outstanding during the quarter. For the third quarter of fiscal year 1996 and 1995, the number of shares used in the primary earnings per share calculation was 876,597 and 626,450, respectively. For the first nine months of fiscal year 1996 and 1995, the number of shares used in the primary earnings per share calculation was 746,578 and 600,483, respectively. The weighted average number of

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

shares outstanding, assuming full dilution, includes common stock equivalents which would arise from the exercise of stock options and assumes that all have been converted to common shares using the treasury stock method at the beginning of the year. For the third quarter of fiscal year 1996 and 1995, number of shares used in the fully diluted earnings per share calculation was 976,852 and 626,450, respectively. For the first nine months of fiscal year 1996 and 1995, the number of shares used in the fully diluted earnings per share calculation was 951,660 and 600,483, respectively.


         FISCAL YEAR - The Company has fifty-two or fifty three week year, ending on the last Friday in September.

         CASH AND CASH EQUIVALENTS - For the purposes of the Consolidated Statement of Cash Flows, the Company considers only cash subject to immediate withdrawal. Cash, cash equivalents and securities as discussed in Note 2 are not considered a change in cash for this purpose.

         RECLASSIFICATION - Certain balances for the quarter and nine months ended June 30, 1995 on the accompanying Consolidated Statement of Operations have been reclassified to conform to the June 28, 1996 presentation. These reclassifications have no impact on the results of operations.


NOTE 2 - CASH, CASH EQUIVALENTS AND SECURITIES

         Cash, cash equivalents and securities have been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission and consist of:

                                                             June 28,                September 29,
                                                               1996                      1995
                                                            -----------              -----------
         Restricted cash deposits                           $     1,000              $       -
         U.S. Treasury and GNMA securities                   24,575,000               23,323,000
         Reverse Repurchase Agreement                         3,712,000                2,071,000
                                                            -----------              -----------
                                                            $28,288,000              $25,394,000
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

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



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



                                                             June 28,               September 29,
                                                               1996                     1995
                                                            ----------               ----------
         Net Capital                                        $2,996,000               $1,523,000
                                                            ==========               ==========
         Excess net capital                                 $2,666,000               $1,244,000
                                                            ==========               ==========
         Percentage of net capital to aggregate
           debit balances                                           18%                      11%
                                                                    ==                       ==


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

         At June 28, 1996, all the requirements of the contingency related to the $100,000 payment and issuance of 60,000 shares of common stock have been satisfied. Accordingly, the Company recorded the cash payment and issuance of stock as a deferred cost which has been fully amortized through June 1996. No liability has been recorded for the remaining shares of stock and options as the related contingencies have not yet been satisfied.


NOTE 5 - LINE OF CREDIT

         The Company has a revolving credit facility with a bank and may borrow up to $1,000,000, unsecured and $15,000,000, secured. This facility is subject to renewal in

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


March 1997. Borrowings bear interest at the bank's prime rate with interest payable monthly. At June 28, 1996 and September 29, 1995, the Company had no outstanding borrowings on this line of credit.


NOTE 6 - STOCKHOLDER'S EQUITY

         As of June 4, 1996 the Company issued a 5% stock dividend to all common shareholders. This stock dividend did not have a material impact on the number of shares outstanding. Appropriately, prior period earnings per share have not been restated.

         During 1996, the Board of Directors adopted a new incentive stock option plan. In accordance with the plan, the Company authorized options to purchase for a period of five years up to 350,000 shares of common stock with exercise prices equal to at least its fair market value at the time such options are granted. For the first nine months of fiscal 1996, the Company has issued 260,300 stock options to key employees, investment executives and registered representatives under this plan.

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

 ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               Third Quarter 1996 Compared to Third Quarter 1995

The Company's third quarter 1996 resulted in significant increases in both revenues and earnings compared with the same period during 1995. These increases are due to growth in brokerage operations and corporate finance business, including the underwriting of securities to the public and arranging for the private placement of securities with investors.

Revenues increased $6,211,000, or 173% to $9,811,000 from $3,600,000.  This dramatic increase is due to favorable market conditions, the addition of investment executives and the Company's success in corporate financing activities. The most significant components of this increase were underwriting revenue and commission revenue. Underwriting activities, which began in the last quarter fiscal 1995, generated additional revenue of $3,470,000. This was mostly the cause of the Company successfully managing a $40 million dollar convertible debenture underwriting. Commission revenue increased $1,926,000, or 83% to $4,255,000 from $2,329,000 due to the strong securities market which increased retail trading activity and because of the production of additional investment executives hired during the fiscal year as well as the production of additional investment executives, formerly affiliated with a Massachusetts broker-dealer. Total transactions processed by the Company increased 20,706 or 70% to 50,367 from 29,661. Additionally, the average revenue per transaction, which includes commission revenue, net inventory gains and underwriting revenue, increased to $175 from $102.

Concurrent with the 173% increase in revenues, overall expenses grew by 151%. Total expenses increased by $5,380,000 to $8,953,000 from $3,573,000. This rise in expenses was anticipated due to increased trading activity and therefore increased commission payout, as well as increased underwriting activities which increases various expenses including commission expense. Commission expense increased $4,220,000, or 216% to $6,175,000 from $1,955,000.
With the addition of new offices the Company's occupancy costs increased $99,000, or 35% to $379,000 from $280,000. Interest expense increased $163,000, or 56% to $452,000 from $289,000, primarily because of increased customer deposits, on which the Company pays interest. However, this expense was more than offset by the increased interest and dividend income of $330,000, or 80% to $743,000 from $413,000. Overall, the Company recorded its largest net interest income, (interest income less interest expense), of $291,000, up $27,000 from the previous high amount of $264,000 in second quarter 1996. The overall increase in expenses, due to substantial underwriting activities, explains the increase in the Company's non-commission, non-interest expenses per transaction which increased to $46 from $45.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         RESULTS OF OPERATIONS (CONTINUED)

Overall, earnings from operations for the third quarter 1996 increased $498,000, or 1992% to $523,000 or $0.54 per share, versus $25,000 or $0.04 per share. Although overall earnings increased from the second quarter 1996, earnings per share decreased due to increased weighted average number of common shares outstanding. The increase in the weighted average number of common shares is due to the Company issuing a 5% stock dividend during the quarter as well as the dilutive effect of stock options outstanding.




            Nine Months Ended June 28, 1996 Compared to Nine Months
                              Ended June 30, 1995


Earnings for the nine months of fiscal 1996 totaled $926,000 or $0.97 per share, versus $198,000 or $0.33 per share for the nine months of fiscal 1995. The number of transactions significantly increased by 61,162 to 137,320 from 76,158, as did revenues by $13,739,000 or 154% to $22,667,000 from $8,928,000, for reasons discussed in the quarterly comparisons above. Additionally, during the nine months of fiscal 1996 the Company either managed or co-managed six underwritings and participated in private placements which accounted for additional revenue of $6,377,000.

As anticipated, total expenses for the nine months significantly increased by $12,619,000, or 146% to $21,264,000 from $8,645,000. As discussed above, commission expense directly relates to commission revenue, however, also included in commission expense are the commissions paid on underwriting activities. The related revenue for these commission expenses is recorded in underwriting revenues. Therefore, commission expense increased significantly more than the increase in commission revenue. Additionally, because of the significant underwriting activities the Company incurred significant increases in non-commission and non-interest expenses as well. This explains the large increase in the Company's non-commission and non-interest cost per transaction which increased to $47 from $42.

The Company's financial success is greatly influenced by the strength of the securities markets. During the third quarter of 1996, securities markets were strong and retail trading activity, the core of the Company's revenue base, increased markedly. The balance of cash deposits from customers again reached an all-time high. Additionally, corporate financing activities have provided significant revenues during this quarter. Due to these factors and the expected continued success of corporate financing activities, the Company is cautiously optimistic about the balance of fiscal 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS OF OPERATIONS (CONTINUED)


Liquidity and Capital Resources

As with most brokerage firms, a substantial portion of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's interest bearing and non-interest bearing customer credit balances, loan of securities, other payables and equity capital. Occasionally, the Company has utilized short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. Additionally, the Company has significant borrowings on its secured line of credit to finance its underwriting activities. These borrowings are short-term and have not extended beyond a few days. The Company has no long-term cash borrowings.

The objective of liquidity management is to ensure the Company has ready access to sufficient funds to meet commitments, fund deposit withdrawals and efficiently provide for the credit needs of customers. Cash flow from operations and earnings contribute significantly to liquidity. Liquidity is also partially obtained through utilizing interest bearing and non-interest bearing customer credit balances by maintaining assets that are readily convertible to cash at minimal costs through maturities and sales under agreements to repurchase.


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


The Company is subject to the net capital requirements of the Securities and Exchange Commission which are designed to measure the general financial soundness and liquidity of broker-dealers from a conservative standpoint. As of June 28, 1996, the Company's net capital exceeded the SEC's requirement of $330,000 by $2,666,000.


As of June 28, 1996, the Company had no outstanding balance on its combined $16,000,000 revolving line of credit with Seafirst Bank. Borrowings under the line of credit bear interest at the prime rate.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL RESULTS OF OPERATIONS (CONTINUED)

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


                        NATIONAL SECURITIES CORPORATION




7/26/96                                By     Robert I.  Kollack
                                         -----------------------
Date                                   Robert I. Kollack, President and
                                       Chief Executive Officer




7/26/96                                By      Jay W. Hanville
                                         ---------------------
Date                                   Jay W. Hanville, Chief Financial Officer,
                                       Chief Accounting Officer and Treasurer