Form 10KSB
period 1996-09-30
NATIONAL SECURITIES CORP/WA/
filed 1996-12-24
CIK 811859

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                           Commission File No. 0-15521
September 27, 1996


                        NATIONAL SECURITIES CORPORATION
                        -------------------------------
             (Exact Name of Registrant as specified in its charter)

             WASHINGTON                                  91-0519466
 -------------------------------                     ------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

1001 Fourth Avenue, Suite 2200, Seattle, WA               98154
-------------------------------------------            ---------
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  206-622-7200

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                      ----

Securities registered pursuant to Section 12(g) of the Act:

                          Common stock $.02 par value
                          ---------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (228.405) of this chapter is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [   ]

For the fiscal year ended September 27, 1996, the Company's revenues were $34,899,000.

As of November 14, 1996, 652,148 shares of the Company's common stock were held by non-affiliates, having an aggregate market value of $5,380,000.

Number of common shares outstanding as of November 14, 1996 was 859,452 at a par value of $.02.

Transitional Small Business Disclosure Format:

                          Yes _______     No    X

                                     PART I


ITEM 1 - BUSINESS

GENERAL

National Securities and Subsidiary (collectively "the Company") conducts a national securities brokerage business through its main office in Seattle, Washington and in 38 other offices located in 20 states. The Company's business includes securities brokerage for individual and institutional clients, market-making trading activities and corporate finance services. The Company concentrates upon retail brokerage with an emphasis on personalized service. The Company's executive office, which is also its largest sales office, is located in Seattle, Washington. The majority of the Company's transactions with the public involves solicited trades and approximately 70% of these involve sales of securities to customers.

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

It is not the Company's policy to recommend particular securities to customers. Recommendations to customers are determined by individual Investment Executives based upon their own research and analysis, and subject to applicable NASD customer suitability standards and Company supervision. Most Investment Executives perform fundamental (as opposed to technical) analysis. Solicitations may be by telephone, seminars or newsletters. Investment Executives may request the Company to acquire an inventory position to facilitate sales to customers (subject to the Investment Executive's own risk). Customers receive confirmation disclosure that the Company may hold such positions. Supervisory personnel review trading activity of inventory positions to ensure compliance with applicable standards of conduct.

Salespersons in the brokerage industry are traditionally compensated on the basis of set percentages of total commissions and mark-ups generated. Most brokerage firms bear substantially all of the costs of maintaining their sales forces, including providing office space, sales assistants, telephone service and supplies. The average commission paid to the salespersons in the brokerage industry generally ranges from 30% to 40% of total commissions generated.

Since the Company requires its Investment Executives to absorb their own overhead and expenses, it is able to pay an average of 70% of commissions and mark-ups generated by the Investment Executive. This arrangement also reduces the Company's fixed costs and lowers risk of operational losses for non-production.

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

CORPORATE FINANCE ACTIVITIES

During fiscal 1996, the Company provided substantial corporate finance and investment banking services, including underwriting the sale of securities to the public and arranging for the private placement of securities with investors. The Company intends to expand its corporate finance operations to provide a broader range of financial and corporate advisory services, including mergers and acquisitions, project financing, capital structure and specific financing opportunities. The Company has underwritten both equity securities and convertible corporate bonds as initial or secondary public offerings.

The Company manages or co-manages underwritings of debt and equity securities. In each such project, the Company will manage, underwrite and sell the majority of the shares of each underwriting. The Company collects fees from the underwriting proceeds for providing these services, including non-accountable expenses. Additionally, the Company participates as an underwriter of the syndicate group of other underwritings which it does not manage. All of these activities require a substantial commitment of capital and expose the Company to additional risk. Therefore, all such activities are reviewed by members of the Board of Directors.

The Company's Corporate Finance department is headquartered in Chicago, Illinois. This office includes Investment Executives, research analysts and administrative employees. The office and the Company's Corporate Finance department is run by the Company's Chairman Steven Rothstein. Additionally, the Company opened a large branch office in New York, New York which includes Investment Executives and research analysts. This New York office contributes substantially to the Company's Corporate Finance activities.

PRINCIPAL AND AGENCY TRANSACTIONS

The Company buys and maintains inventories in equity securities as a "market maker" for the sale of those securities to other dealers and to customers. The Company also maintains inventories in corporate and municipal debt securities for sale to customers. A staff of three traders and three assistants at its Seattle headquarters, and two traders and one assistant in Spokane, Washington, manage the Company's inventory of securities, and conduct market-making activities. As of September 27, 1996, the Company made a market in approximately 100 equity securities, the majority of which were quoted on the NASDAQ system.

The Company's trading department activities require a substantial commitment of capital. Most principal transactions place the Company's capital at risk. Profits and losses are dependent upon the skill of the traders, price movement, trading activity and the size of inventories. Because the Company's trading activities occasionally may involve speculative and thinly capitalized stock, including stabilizing the market for securities which it has underwritten, the Company imposes position limits to reduce its potential for loss.

In executing customer orders to buy or sell a security in which the Company makes a market, the Company may sell or purchase from customers at a price which is substantially equal to the current inter-dealer market price plus or minus a mark-up or mark-down. The Company may also act as agent and execute a customer's purchase or sale order with another broker/dealer market-maker at the best inter-dealer market price available and charge a commission. The Company's mark-ups, mark-downs, and commissions are competitive based on the services it provides to its customers. Inventories during the past year have grown due to the increased customer base and substantial underwriting activities. The following table sets forth for the years ended September 27, 1996 and September 29, 1995, the highest, lowest and average quarter-end security positions owned by the Company by type of security.

                Year Ended                                         Highest           Lowest           Average
             September 27, 1996                                   Inventory        Inventory         Inventory
             ------------------                                   -----------      -----------       ----------
         Corporate stocks                                      $    3,229,000     $    787,000       $1,659,000
         Corporate obligations                                 $        5,000     $      5,000       $    5,000
         State and municipal obligations                       $      178,000     $    115,000       $  141,000

               Year Ended                                          Highest           Lowest           Average
            September 29, 1995                                    Inventory        Inventory         Inventory
            ------------------                                    ----------       ----------        ----------
         Corporate stocks                                      $      964,000     $    504,000       $  697,000
         Corporate obligations                                 $       10,000     $      5,000       $    7,000
         State and municipal obligations                       $      236,000     $     57,000       $  147,000

PRINCIPAL AND AGENCY TRANSACTIONS  (Continued)

In executing customers' orders to buy or sell listed and over-the-counter securities in which it does not make a market, the Company generally acts as agent and charges commissions which the Company believes are competitive based on the services the Company provides to its customers.


OPERATIONS, CLEARINGS AND SYSTEMS

The Company's operations include execution of orders, processing of transactions, receipt, identification and delivery of funds and securities, custody of customer securities, internal financial controls and compliance with regulatory and legal requirements.

The Company's data processing is supplied by an independent vendor on a time-sharing basis to process orders, reports, confirmations and statements as well as to maintain the Company's general ledger and files of customer, and other market data. The Company owns other computers for word processing and other office applications, the cost of which is allocated to Investment Executives.

The volume of transactions handled by the operations staff fluctuates substantially. The Company believes its operations staff is adequate to service the number of transactions anticipated in the foreseeable future. The following table sets forth the number of monthly purchase and sale transactions processed for the periods indicated:

                                                   Number of Monthly Transactions
                                                   ------------------------------
 Fiscal Year Ended                                    High         Low      Average
 -----------------                                   -----        ----      -------
 September 27, 1996                                    19,000     12,000       16,000
 September 29, 1995                                    15,000      6,000       10,000
 September 30, 1994                                    11,000      7,000        9,000
 September 24, 1993                                    12,000      7,000        9,000
 September 25, 1992                                     9,000      5,000        7,000
 September 27, 1991                                     9,000      4,000        6,000

The Company has established internal controls and safeguards against securities theft, including use of depositories and periodic securities counts. As required by the NASD and other authorities, the Company carries fidelity bonds in the amount of $500,000 covering loss or theft of securities, embezzlement and forgery. This amount exceeds regulatory requirements by $88,000. Subsequent to fiscal year end the Company increased the amount of the fidelity bond to $2,000,000. This amount exceeds regulatory requirements by $1,588,000.

The Company clears approximately 80% of its own securities transactions and posts its books and records daily, with the remaining 20% of the transactions clearing through Bear Stearns Securities Corporation. Periodic reviews of controls are conducted, and administrative and operations personnel meet frequently with management to review operating conditions. Operations personnel monitor compliance with applicable laws, rules, and regulations.

SUPERVISION

The Securities Exchange Act of 1934 and NASD Rules of Fair Practice require the Company to supervise the activities of its Investment Executives. As part of providing such supervision, the Company maintains an Operations and Procedures Manual that all Investment Executives must read and sign. Compliance personnel from the Company's main office conduct inspections of branch offices no less frequently than annually to review compliance with the Company's procedures. A registered principal provides continuous supervision at each of the Company's larger offices (the Seattle home office and the eight largest branches). The other offices (averaging two Investment Executives per office) are not required by NASD rules to have a registered principal on site and are therefore supervised by registered principals at the Seattle office. Traders and other personnel review Investment Executive's order tickets to ensure compliance with the NASD Rules of Fair Practice including mark-up guidelines. Although the Company classifies its Investment Executives as independent contractors, this treatment does not limit the Company's liability for Investment Executive's violations of applicable securities laws.

EMPLOYEES

As of September 27, 1996, the Company had 256 employees and independent contractors, 6 had executive and administrative responsibilities, 202 were Investment Executives compensated primarily on a commission basis (independent contractors), 56 were involved in operations trade processing and office administration. Persons who have entered into independent contractor agreements are not considered employees for purposes of determining the Company's obligations for Federal and state withholding, unemployment and social security taxes. The Company's independent contractor arrangements conform with accepted industry practice. Therefore the Company does not believe there is a material risk of an adverse determination from the tax authorities which would have a significant effect on the Company's ability to recruit and retain Investment Executives, or the Company's operations or financial results of operations. No employees are covered by collective bargaining agreements and the Company believes its employee relations are good.

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

ITEM 2 - PROPERTIES

The Company leases office space in Seattle and Spokane, Washington, and Chicago, Illinois. The Company's other offices are leased by the Investment Executives operating from those locations.

Leases expire at various times through December 2002. The Company believes its rent is at current market rates. At current production levels, the Company believes its leased space is suitable and adequate, however, increased activity could require additional space to be leased.


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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 26, 1996 the Company's Board approved a restructuring plan whereby, subject to stockholder approval, the Company would become the wholly-owned subsidiary of a holding company to be named Olympic Cascade Financial Corporation ("Olympic"), a corporation to be formed. Olympic would have 10,000,000 authorized shares of common stock, and would also be authorized to issue preferred stock. Stockholders of the Company would exchange shares of Olympic on a one-for-one basis. The Company prepared an S-4 Registration Statement detailing this plan, filed the Registration Statement with the Securities and Exchange Commission ("SEC"), and presented the plan in the form of a proxy statement which was forwarded to stockholders of record on October 31, 1996. Subsequently, the Company's stockholders approved this plan, and the restructuring is to be accomplished pending final approval from the SEC.


                                    PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

The Company's initial public offering of its common stock was completed September 1986. From the initial offering to June 22, 1987, the Company's common stock was traded over-the-counter and was not quoted in the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Effective June 23, 1987, the Company's common stock became eligible to list on NASDAQ. The Company's common stock trades on the NASDAQ Small-Cap Market using the symbol NATS. As of September 27, 1996, the Company had approximately 400 shareholders of record. This amount includes those shareholders holding stock in street name and trust accounts. Currently, there are five market makers in the Company's stock, including the Company.

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS (CONTINUED)

Washington law authorizes the Board of Directors to declare dividends with respect to the Company's common stock if, after giving effect to the payment of the dividend, (i) the Company would be able to pay its debts as they become due in the usual course of business, and (ii) the Company's total assets would exceed the sum of its total liabilities plus the amount which would be needed to satisfy any shareholder's preferential rights in liquidation were the Company in liquidation at the time of the payment of the dividend. As of this time, no shareholder holds preferential rights in liquidation. In determining whether to declare dividends, the Board considers among other things, the financial condition of the Company, future capital needs, and the capital requirements established and enforced by the Securities and Exchange Commission for brokers and dealers registered under the Securities Exchange Act of 1934. The Company declared 5% stock dividends for all shareholders of record on June 4, 1996 and September 5, 1996.

High and low bid quotations from October 1, 1994 to September 27, 1996 have been obtained from NASDAQ. The range of market prices for each quarter of fiscal years ended September 27, 1996 and September 29, 1995 are as follows:

          Period                                                      High       Low
---------------------------------------                             -------    ------
 September 29, 1995/December 29, 1995                               $4.88      $3.25
 December 30, 1995/March 29, 1996                                   $4.62      $3.76
 March 30, 1996/June 28, 1996                                       $7.88      $4.13
 June 29, 1996/September 27, 1996                                   $9.25      $6.50



           Period                                                    High       Low
---------------------------------------                             -------    ------
 October 1, 1994/December 31, 1994                                  $4.25      $3.00
 January 1, 1995/March 31, 1995                                     $3.75      $3.00
 April 1, 1995/June 30, 1995                                        $4.50      $3.50
 July 1, 1995/September 29, 1995                                    $4.50      $3.50

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995

The Company's fiscal year exhibited an exceptional increase in revenues and net income as compared to the prior year. Net income grew to $1,735,000 from $257,000 in 1995, an increase of 575%, while fully diluted earnings per share grew to $1.68 in 1996 from $0.37 in 1995. Revenues increased $20,624,000, or 144% to a record $34,899,000 from $14,275,000. The increase in revenues was largely the result of increased underwriting activity and increased commission production from additional Investment Executives.

Revenues earned on commissions and trading inventory gains increased to $17,741,000 from $11,631,000 or 53%. These increases were due to favorable market conditions and the production by additional Investment Executives hired during the fiscal year.

Revenues earned on underwritings had the most significant impact on the overall increase in revenues. Because the Company began its Corporate Finance department in the fourth quarter of 1995, related revenues for fiscal 1995 were minimal. However, during fiscal 1996, the Company managed or co-managed 12 underwritings which generated the majority of this revenue. These underwritings ranged in size from $3,000,000 of proceeds to over $40,000,000. The fee revenue and concessions generated from underwritings aggregated to $13,191,000 in 1996, up 3265% from 1995 revenues and concessions of $392,000.

Interest and dividend income increased $1,311,000 or 81% from $1,610,000 in 1995 to $2,921,000 in 1996. The Company realized net interest income (interest income less interest expense) of $1,115,000 in 1996, almost doubling the previous high of $564,000 in 1995. The Company earns the majority of this interest from its investments in U.S. Government obligations and U.S. Government agency obligations and interest received on customer margin debits. The Company earns a spread between what it pays customers on free credit balances and what it earns investing these balances. As a result of this spread, as the overall customer debits and credits increase, the Company is able to earn more interest income. Combined customer debits and credits increased $14,639,000 to $64,560,000 in 1996, or 29%, from $49,921,000 in 1995.

Total securities transactions processed by the Company increased by 65% to approximately 188,000 in 1996 from 114,000 in 1995. At the same time, the average revenue per trade increased by $60 to $186 from $126. This increase is the result of the growth in revenues from the Company's Corporate Finance activities as well as the Company's continuing success in increasing its average transaction size.

As anticipated, overall expenses increased dramatically. Total expenses increased $18,464,000 from $13,892,000 in fiscal 1995 to $32,356,000 in fiscal
1996 or approximately 133%. The majority of the increase in expenses both in dollars and as a percent was commission expense resulting from increased underwriting activities.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS  (Continued)

FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995 (Continued)

The Company pays commissions on brokerage transactions as well as on the fees earned on underwritings. Commission expense amounted to $21,236,000 in 1996, up $13,472,000 or 174%, from $7,764,000 in 1995. The Company's commission payout as a percentage of commission generated revenue (this includes commission revenue, net dealer inventory gains and underwriting revenue) grew to approximately 69% in 1996, or 6%, from approximately 63% in 1995. The Company's pay out varies with the type of product or transaction involved, and therefore, this percentage increased as more mutual fund purchases and underwritings (transactions with generally higher commission payouts) were processed.

The remaining non-commission, non-interest expenses increased approximately 83% from $5,082,000 in 1995 to $9,314,000 in 1996. Employee compensation and benefits totaling $4,200,000 accounted for $2,344,000, or 59% of this increase. Because of the substantial growth in 1996, the Company increased its number of employees and Investment Executives. Additionally, since 1986 the Company has paid employee bonuses as a percentage of the Company's profits. In fiscal 1996, employee bonuses increased by $972,000 due to the Company's increased profits. Occupancy and equipment costs increased $645,000 to $1,730,000 in 1996, accounting for an additional 16% of the increase in expenses. The major components relating to this increase were office rental expense, computer services and office supplies. These increases were expected as a product of the Company's significant growth.

The Company's financial success is greatly influenced by the strength of the securities markets. During fiscal 1996, securities markets were strong, as was retail trading activity and the market for initial public offerings. While management is optimistic that the financial markets will remain healthy, a downturn in these markets would have an adverse effect on future profitability. Management believes a market downturn may provide the opportunity to acquire additional sources of production at a reasonable cost. Management is hopeful that the operational investments it made during the last fiscal year will allow the Company to weather any downturn and make potential acquisitions accretive to future earnings.

This document contains information that is based on management's belief and assumptions, as well as information currently available to management. Although the Company believes that such information is reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

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

Although the Company's 1995 fiscal year exhibited a significant increase in revenues as compared to the prior year, earnings declined. Net income fell $253,000 or 50%, to $257,000 in 1995 from $510,000 in 1994, while earnings per share fell to $0.40 in 1995 from $0.82 in 1994. The decrease in earnings was largely the result of non-recurring obligations which the Company incurred during fiscal 1995 due to the change in control and the acquisition of additional Investment Executives. The Company estimates these expenses totaled approximately $300,000.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

As with most brokerage firms, a substantial portion of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's interest-bearing and non-interest-bearing customer credit balances, loans of securities, other payables and equity capital. Occasionally, the Company has utilized short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financings have been used to equalize cash flows and are, therefore, regularly repaid. Additionally, the Company has increased its operating line of credit with Seafirst Bank to $16,000,000 ($1,000,000 unsecured and $15,000,000 secured) from $2,000,000 in 1995 in order to finance underwritings. These borrowings are short-term and have not extended beyond a few days. The Company has no long-term cash borrowings.


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

The Company pays interest to customers on their funds held awaiting investment in securities. At September 27, 1996, these customer credit balances increased by approximately $11,575,000. The result of this increase in customer funds led the Company to increase its investment in U.S. Treasury, GNMA and reverse repurchase securities by approximately $7,611,000. The Company charges interest to customers on balances in margin accounts which increased by $3,064,000 during 1996.

In the normal course of business, the Company borrows securities to meet customer purchase and sale needs. With respect to securities borrowed, the cash collateral paid approximates the market value of the related securities borrowed. Additionally, the Company maintains a net receivable from or payable to its clearing corporation to meet normal settlement requirements of securities transactions. At September 27, 1996, the net effect of these transactions was a receivable or decrease in cash of approximately $347,000.

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

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES  (Continued)

The Company is subject to the net capital requirements of the Securities and Exchange Commission which are designed to measure the general financial soundness and liquidity of broker/dealers from a conservative view. As of September 27, 1996, the Company's net capital exceeded the SEC's requirement of $332,000 by $3,274,000.

INFLATION

The Company has determined that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements, and computers has not been significant over the last three years.

Whereas inflation has not had a materially adverse impact on the costs or the operations of the Company, inflation does have an affect on the Company's business. Increases in inflation are generally accompanied by increases in precious metal prices. As a result, there is investor interest in precious metal-related securities, which is a significant revenue source for the Company. At the same time, however, increases in inflation may be accompanied by increases in interest rates, both of which may adversely affect short-term stock prices and performance and, thereby, adversely effect the Company's performance. Additionally, as inflation increases the effect on Corporate Finance activities may change dramatically. If the interest rates rise then the demand for underwritings may decrease, however, other Corporate Financing activities may become abundant, such as financial advisory services. It is, therefore, difficult to predict the net impact of inflation on the Company.


ITEM 7 - FINANCIAL STATEMENTS

         See part III, Item 13(a)(1) for a list of financial statements filed as part of this report.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and
  Board of Directors
National Securities Corporation

We have audited the accompanying consolidated statements of financial condition of National Securities Corporation and Subsidiary as of September 27, 1996 and September 29, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended September 27, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Securities Corporation and Subsidiary as of September 27, 1996 and September 29, 1995, and the results of their consolidated operations and their cash flows for each of the years in the three-year period ended September 27, 1996, in conformity with generally accepted accounting principles.


MOSS ADAMS LLP




Seattle, Washington
November 13, 1996,
except for Note 19 as
to which the date is
November 25, 1996

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                   SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995

                                     ASSETS

                                                                                   1996                       1995
                                                                              --------------             --------------
CASH, subject to immediate withdrawal                                         $    2,727,000             $      204,000

CASH, CASH EQUIVALENTS AND SECURITIES                                             33,005,000                 25,394,000

DEPOSITS                                                                             777,000                    179,000

RECEIVABLES
  Brokers and dealers                                                                879,000                  1,156,000
  Customers                                                                       16,172,000                 13,108,000
  Other                                                                              443,000                    320,000

FEDERAL INCOME TAX RECEIVABLE                                                         -                          40,000

SECURITIES HELD FOR RESALE, at market                                              3,367,000                    829,000

FIXED ASSETS, net                                                                    534,000                    414,000

DEFERRED COST                                                                         -                         154,000

OTHER ASSETS                                                                          51,000                     93,000
                                                                              --------------             --------------
                                                                              $   57,955,000             $   41,891,000
                                                                              ==============             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
PAYABLES
  Brokers and dealers                                                         $       87,000             $      670,000
  Customers                                                                       48,388,000                 36,813,000

FEDERAL INCOME TAX PAYABLE                                                           429,000                     -

SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                  1,337,000                    195,000

ACCOUNTS PAYABLE, ACCRUED EXPENSES AND
  OTHER LIABILITIES                                                                2,398,000                    928,000
                                                                              --------------             --------------
                                                                                  52,639,000                 38,606,000
                                                                              --------------             --------------

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

ISSUABLE COMMON STOCK                                                                 -                         105,000

STOCKHOLDERS' EQUITY
  Common stock, $.02 par value, 5,000,000 shares authorized, 845,248 and
    676,938 shares issued and outstanding, respectively                               17,000                     14,000
  Additional paid-in capital                                                       1,825,000                    918,000
  Retained earnings                                                                3,474,000                  2,248,000
                                                                              --------------             --------------
                                                                                   5,316,000                  3,180,000
                                                                              --------------             --------------
                                                                              $   57,955,000             $   41,891,000
                                                                              ==============             ==============




                     The accompanying notes are an integral
                      part of these financial statements.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

               YEARS ENDED SEPTEMBER 27, 1996, SEPTEMBER 29, 1995
                             AND SEPTEMBER 30, 1994



                                                                        1996                1995             1994
                                                                     -------------     -------------       -------------
REVENUES
  Commissions                                                        $  14,490,000     $   9,014,000       $   7,699,000
  Underwriting                                                          13,191,000           392,000                  -
  Net dealer inventory gains                                             3,251,000         2,617,000           2,278,000
  Interest and dividends                                                 2,921,000         1,610,000             931,000
  Transfer fees and clearing services                                      576,000           401,000             400,000
  Other                                                                    470,000           241,000             179,000
                                                                     -------------     -------------       -------------
                                                                        34,899,000        14,275,000          11,487,000
                                                                     -------------     -------------       -------------
EXPENSES
  Commissions                                                           21,236,000         7,764,000           6,596,000
  Employee compensation and related expenses                             4,200,000         1,856,000           1,487,000
  Clearance fees paid to nonbrokers                                        686,000           520,000             387,000
  Communications                                                           722,000           400,000             315,000
  Occupancy and equipment costs                                          1,730,000         1,085,000             850,000
  Interest                                                               1,806,000         1,046,000             415,000
  Professional fees                                                        418,000           354,000             255,000
  Taxes, licenses and registration                                         609,000           283,000             236,000
  Other                                                                    949,000           584,000             205,000
                                                                     -------------     -------------       -------------
                                                                        32,356,000        13,892,000          10,746,000
                                                                     -------------     -------------       -------------

INCOME BEFORE FEDERAL INCOME TAX                                         2,543,000           383,000             741,000

PROVISION FOR FEDERAL INCOME TAX                                          (808,000)         (126,000)           (231,000)
                                                                     -------------     -------------       -------------

NET INCOME                                                           $   1,735,000     $     257,000       $     510,000
                                                                     =============     =============       =============

EARNINGS PER SHARE OF COMMON STOCK
  Primary                                                            $        2.01     $         .37       $         .74
                                                                     =============     =============       =============
  Fully-diluted                                                      $        1.68     $         .37       $         .74
                                                                     =============     =============       =============




                     The accompanying notes are an integral
                      part of these financial statements.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

               YEARS ENDED SEPTEMBER 27, 1996, SEPTEMBER 29, 1995
                             AND SEPTEMBER 30, 1994



                                           Common Stock              Additional
                                  ------------------------------       Paid-In          Retained
                                     Shares           Amount           Capital          Earnings             Total
                                  -------------    -------------    -------------    ---------------    ------------------
BALANCE,
  September 24, 1993                    547,088      $    11,000     $   253,000         $ 1,672,000           $ 1,936,000
  Exercise of stock options,
    including $35,000
    income tax benefit                  106,725            2,000         260,000              -                    262,000
  Redemption of
    common stock                        (56,125)          (1,000)       (113,000)            (85,000)             (199,000)
  Net income                             -                -               -                  510,000               510,000
                                    -----------      -----------     -----------         -----------           -----------
BALANCE,
  September 30, 1994                    597,688           12,000         400,000           2,097,000             2,509,000
  Issuance of common stock              100,000            2,000         498,000              -                    500,000
  Exercise of stock options,
    including $16,000
    income tax benefit                   25,750            1,000          69,000              -                     70,000
  Redemption and retirement
    of common stock                     (46,500)          (1,000)        (49,000)           (106,000)             (156,000)
  Net income                             -                -               -                  257,000               257,000
                                    -----------      -----------     -----------         -----------           -----------
BALANCE,
  September 29, 1995                    676,938           14,000         918,000           2,248,000             3,180,000
  Issuance of common stock
    related to transfer of
    registered representatives
    and customer accounts
    including $90,000 income tax
    benefit                              60,000            1,000         299,000              -                    300,000
  Exercise of stock options,
    including $26,000
    income tax benefit                   32,586           -              101,000              -                    101,000
  Stock dividends                        75,724            2,000         507,000            (509,000)               -
  Net income                             -                -               -                1,735,000             1,735,000
                                    -----------      -----------     -----------         -----------           -----------
BALANCE,
  SEPTEMBER 27, 1996                    845,248      $    17,000     $ 1,825,000         $ 3,474,000           $ 5,316,000
                                    ===========      ===========     ===========         ===========           ===========



                     The accompanying notes are an integral
                      part of these financial statements.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               YEARS ENDED SEPTEMBER 27, 1996, SEPTEMBER 29, 1995
                             AND SEPTEMBER 30, 1994

                                                                               1996             1995             1994
                                                                          -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                              $   1,735,000    $     257,000    $     510,000
  Adjustments to reconcile net income to net
      cash from operating activities
    Depreciation and amortization                                               390,000          171,000          142,000
    Loss on disposal of fixed assets                                             -                68,000           -
    Changes in assets and liabilities
      Cash, cash equivalents and securities                                  (7,611,000)     (16,235,000)      (2,147,000)
      Deposits                                                                 (598,000)        (120,000)          (2,000)
      Receivables                                                            (2,910,000)      (7,779,000)       2,072,000
      Federal income tax receivable/payable                                     585,000          (39,000)        (228,000)
      Securities held for resale                                             (2,538,000)        (272,000)         123,000
      Other assets                                                               42,000            5,000            2,000
      Payables                                                               10,986,000       22,029,000          813,000
      Securities sold, but not yet purchased                                  1,142,000           74,000         (134,000
      Accounts payable, accrued expenses and other liabilities                1,476,000          411,000         (353,000)
                                                                          -------------    -------------    -------------
                                                                              2,699,000       (1,430,000)         798,000
                                                                          -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                                     (251,000)        (324,000)        (122,000)
  Deferred cost payments                                                         -              (100,000)             -
                                                                          -------------    -------------    -------------
                                                                               (251,000)        (424,000)        (122,000)
                                                                          -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Capital lease payments                                                         -               (11,000)         (68,000)
  Issuance of common stock                                                       -               500,000           -
  Redemption and retirement of common stock                                      -              (156,000)        (199,000)
  Exercise of stock options                                                      75,000           54,000          227,000
                                                                          -------------    -------------    -------------
                                                                                 75,000          387,000          (40,000)
                                                                          -------------    -------------    -------------
INCREASE (DECREASE) IN CASH                                                   2,523,000       (1,467,000)         636,000
CASH BALANCE
  Beginning of year                                                             204,000        1,671,000        1,035,000
                                                                          -------------    -------------    -------------
  End of year                                                             $   2,727,000    $     204,000    $   1,671,000
                                                                          =============    =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the year for
    Interest                                                              $   1,806,000    $   1,046,000    $     415,000
                                                                          =============    =============    =============
    Federal income tax                                                    $     223,000    $     165,000    $     459,000
                                                                          =============    =============    =============
SUPPLEMENTAL DISCLOSURES OF NONCASH
    INVESTING AND FINANCING ACTIVITIES
  Deferred cost and issuable common stock                                 $     210,000    $     105,000    $        -
                                                                          =============    =============    =============
  Secured demand notes received for liabilities subordinated to
    claims of general creditors                                           $      -         $      -         $     200,000
                                                                          =============    =============    =============

  Tax effect of common stock issued and stock options exercised           $     116,000    $      16,000    $      35,000
                                                                          =============    =============    =============




                     The accompanying notes are an integral
                      part of these financial statements.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 27, 1996, SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994


NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

            NATURE OF BUSINESS - National Securities Corporation and Subsidiary (collectively the Company) was incorporated in 1947 under the laws of the State of Washington. Its primary business is to provide financial services and products to the general public and to the financial community as a registered broker-dealer in accordance with the Securities and Exchange Act of 1934. The Company has offices throughout the United States with its principal office located in Seattle, Washington.

            PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of National Securities Corporation and its wholly-owned subsidiary National Asset Management, Inc. All significant intercompany accounts and transactions have been eliminated.

            USE OF ESTIMATES - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

            ACCOUNTING METHOD - Customer security transactions and the related commission income and commission expense are recorded on a settlement date basis. The financial condition and results of operations using the settlement date basis are not materially different from that of the trade date basis.

            DEPRECIATION - Fixed assets are stated at cost and are depreciated over their estimated useful lives of 3 to 5 years. Depreciation is computed using the straight-line method.

            EARNINGS PER SHARE - Primary earnings per common share is based upon the net income for the year divided by the weighted average number of common shares and common stock equivalents outstanding during the year. For fiscal years ended 1996, 1995 and 1994, the number of shares used in the primary earnings per share calculation was 862,053, 701,307 and 688,419, respectively. The weighted average number of shares outstanding, assuming full dilution, includes common stock equivalents which would arise from the exercise of stock options and assumes that all have been converted to common shares using the treasury stock method at the beginning of the year. For fiscal years 1996, 1995 and 1994, the number of shares used in the fully-diluted earnings per share calculation was 1,034,150 701,307, and 688,419, respectively. All shares primary and fully-diluted have been restated to show the effect of the stock dividends as described in Note 17.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 27, 1996, SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994

                                  (CONTINUED)


NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES  (CONTINUED)

            INCOME TAXES - The Company utilizes an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on currently enacted tax laws and rates. As of September 27, 1996 and September 29, 1995, the Company has recorded no deferred tax asset or liability. State income taxes are expensed as paid and are not significant.

            FISCAL YEAR - The Company has a fifty-two or fifty-three week year, ending on the last Friday in September.

            CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers only cash subject to immediate withdrawal. Cash, cash equivalents and securities as discussed in Note 3 are not considered a change in cash for this purpose.

            RECLASSIFICATION - Certain balances for the year ended September 29, 1995 and September 30, 1994 on the accompanying consolidated statement of financial condition, statement of operations, and cash flows have been reclassified to conform to the September 27, 1996 presentation. These reclassifications have no impact on the results of operations.

            STOCK-BASED COMPENSATION - The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123 (SFAS No.
123), Accounting for Stock-Based Compensation. This standard will become effective for the year ending September 26, 1997, although earlier application is permitted. The Company has decided to implement the standard in fiscal 1997. Under SFAS No. 123, a fair value method is used to determine compensation cost for stock options or similar equity instruments.
Compensation is measured at the grant date and is recognized over the service or vesting period. Under the current accounting standard, compensation cost is the excess, if any, of the quoted market price of the stock at a measurement date over the amount that must be paid to acquire the stock.

            SFAS No. 123 allows the Company to continue to account for stock-based compensation under the current method, with disclosure of the effect of the new standard, or to adopt a fair value based method of accounting. The Company has not yet decided which method will be utilized, nor has it determined the impact, if any, that adoption of the new standard will have on the financial condition and results of operations. However, management believes implementation of the accounting standard will not have a significant effect on the financial statements.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 27, 1996, SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                                  (CONTINUED)





NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

            Substantially all of the Company's financial instruments are carried at fair value. Assets, including cash, cash equivalents and securities, deposits, certain receivables, securities held for resale and other assets, are carried at fair value or contracted amounts which approximate fair value. Similarly, liabilities, including certain payables and securities sold but not yet purchased, are carried at fair value or contracted amounts approximating fair value.


NOTE 3 - CASH, CASH EQUIVALENTS AND SECURITIES

            Cash, cash equivalents, and securities have been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission and consist of:


                                                                            SEPTEMBER 27,                    September 29,
                                                                                1996                            1995
                                                                          ---------------                 ---------------
        U.S. Government and agency obligations                            $    31,426,000                 $    23,323,000
        Reverse repurchase agreement                                            1,579,000                       2,071,000
                                                                          ---------------                 ---------------
                                                                          $    33,005,000                 $    25,394,000
                                                                          ===============                 ===============

            The United States Government and agency obligations mature at various dates through November 2025 and are stated at current market values. The reverse repurchase agreements are carried at cost which approximates market value. The Company purchases these obligations at fixed, variable and adjustable interest rates in order to reduce its exposure to interest rate changes.


NOTE 4 - CUSTOMER RECEIVABLES AND PAYABLES

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

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 27, 1996, SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                                  (CONTINUED)




NOTE 4 - CUSTOMER RECEIVABLES AND PAYABLES  (CONTINUED)

            Exposure to credit risk is impacted by the markets for financial instruments, which can be volatile and may impair the ability of clients to satisfy their obligations to the Company. Credit limits are established and closely monitored for customers and broker-dealers engaged in transactions deemed to be credit-sensitive.

            Included in amounts receivable from and payable to customers are balances in accounts of officers and directors totaling:

                                                                           SEPTEMBER 27,         September 29,
                                                                                1996                 1995
                                                                          ---------------      ---------------
        Receivable                                                        $        28,000       $       16,000
                                                                          ===============       ==============

        Payables                                                          $       558,000       $      461,000
                                                                          ===============       ==============


NOTE 5 - BROKER-DEALER RECEIVABLES AND PAYABLES

            Amounts receivable from and payable to brokers and dealers include:

                                                                           SEPTEMBER 27,         September 29,
                                                                                1996                 1995
                                                                          ---------------       ---------------
        Deposits paid for securities borrowed                             $       284,000       $       858,000
        Securities failed to deliver                                              248,000               298,000
        Due from clearing organization                                            347,000                 -
                                                                          ---------------       ---------------
           Total receivable                                               $       879,000       $     1,156,000
                                                                          ===============       ===============

        Due to clearing organization                                      $        -            $        48,000
        Securities failed to receive                                               87,000               622,000
                                                                          ---------------       ---------------
           Total payable                                                  $        87,000       $       670,000
                                                                          ===============       ===============

            Securities borrowed are recorded at the amount of cash collateral advanced or received. The Company monitors the market value of securities borrowed on a daily basis and obtains additional collateral from counterparties as necessary.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 27, 1996, SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                                  (CONTINUED)



NOTE 5 - BROKER-DEALER RECEIVABLES AND PAYABLES  (CONTINUED)

            The Company has receivables and payables for financial instruments sold to and purchased from broker-dealers. The Company is exposed to risk of loss from the inability of broker-dealers to pay for purchases or to deliver financial instruments sold, in which case the Company would have to sell or purchase the financial instruments at prevailing market prices.


NOTE 6 - SECURITIES HELD FOR RESALE AND SECURITIES SOLD, BUT NOT YET PURCHASED

            Securities held for resale and securities sold, but not yet purchased consist of the following:

                                                     SEPTEMBER 27, 1996                September 29, 1995
                                               ------------------------------    ------------------------------
                                                                  SOLD, BUT                         Sold, But
                                                                   NOT YET                           Not Yet
                                                   OWNED         PURCHASED           Owned          Purchased
                                               -------------    -------------    -------------    -------------
        Government bonds                       $      5,000     $     -          $     -          $      -
        State and municipal
          obligations                                132,000          -                 57,000           -
        Corporate obligations                          6,000          -                 10,000           -
        Corporate stocks                           3,224,000        1,337,000          712,000          195,000
        Certificate of deposit                       -                -                 50,000           -
                                               -------------    -------------    -------------    -------------
                                               $   3,367,000    $   1,337,000    $     829,000    $     195,000
                                               =============    =============    =============    =============

            Securities held for resale and securities sold, but not yet purchased are recorded at fair value. Fair value is generally based upon quoted market prices. If quoted market prices are not available, or if liquidating the Company's position is reasonably expected to impact market prices, fair value is determined based upon other relevant factors, including dealer price quotations, price activity of similar instruments and pricing models. Pricing models consider the time value and volatility factors underlying the financial instruments and other economic measurements.

            Securities sold, but not yet purchased commit the Company to deliver specified securities at predetermined prices. The transactions may result in market risk since, to satisfy the obligation, the Company must acquire the securities at market prices, which may exceed the values reflected on the consolidated statement of financial condition.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 27, 1996, SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                                  (CONTINUED)




NOTE 7 - DEFERRED COST AND ISSUABLE COMMON STOCK

            During 1995, the Company entered into an agreement with a brokerage firm and its principal stockholder. Under the terms of the agreement, the principal stockholder assisted in causing the transfer of the registered representatives and the customer accounts to the Company. The Company obtained no assets, tangible or intangible, and assumed no liabilities, with the exception of a short-term office lease. In exchange, the Company paid cash of $100,000 and may issue up to 100,000 unregistered shares of the Company's stock plus options to purchase an additional 50,000 shares. The shares and options are contingent upon the stockholder meeting certain obligations and the registered representatives meeting certain revenue criteria.

            At September 29, 1995, substantially all requirements of the contingency related to the $100,000 payment and issuance of 30,000 shares common stock had been satisfied. Accordingly, the Company recorded the cash payment and issuance of stock as a deferred cost which was amortized over twelve months. The deferred cost of $154,000 on the balance sheet at September 29, 1995 was net of $51,000 related amortization. Additionally, the Company recorded issuable common stock of $105,000, or $3.50 per share, which was issued on June 30, 1996. No liability was recorded for the remaining shares of stock and options as the related contingencies had not yet been satisfied.

            At September 27, 1996, all requirements of the contingency related to the $100,000 payment and issuance of 60,000 shares common stock had been satisfied. During 1996, the Company amortized $259,000 related to the issuance of the 60,000 shares and the cash payment. No liability has been recorded for the remaining 40,000 shares of stock and 50,000 options, as the related contingencies have not yet been satisfied.


NOTE 8 - FIXED ASSETS

            Fixed assets, at cost, consist of the following:

                                                                           SEPTEMBER 27,         September 29,
                                                                                1996                 1995
                                                                          ---------------       ---------------
        Office machines                                                   $       255,000       $       245,000
        Furniture and fixtures                                                    500,000               429,000
        Electronic equipment                                                      892,000               735,000
        Leasehold improvements                                                     54,000                42,000
                                                                          ---------------       ---------------
                                                                                1,701,000             1,451,000
        Less accumulated depreciation and amortization                          1,167,000             1,037,000
                                                                          ---------------       ---------------

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 27, 1996, SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                                  (CONTINUED)





                                                                          $       534,000       $       414,000
                                                                          ===============       ===============

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 27, 1996, SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                                  (CONTINUED)



NOTE 9 - LINE OF CREDIT

            The Company has a line of credit of up to $16,000,000 of which $15,000,000 is secured by the Company's market value of margined securities. The line is subject to renewal in March 1997. Borrowings bear interest at the bank's prime rate. Interest is payable monthly. At September 27, 1996 and September 29, 1995, the Company had no outstanding borrowings on the secured line of credit.


NOTE 10 - FEDERAL INCOME TAX

            The income tax provision varies from the federal statutory rate as follows:

                                                      SEPTEMBER 27,        September 29,         September 30,
                                                           1996                 1995                 1994
                                                     ---------------      ---------------       ---------------
        Statutory Federal rate                       $       865,000      $       130,000       $       252,000
        Other                                                (57,000)              (4,000)              (21,000)
                                                     ---------------      ---------------       ---------------
        Income tax expense                           $       808,000      $       126,000       $       231,000
                                                     ===============      ===============       ===============


NOTE 11 - NET CAPITAL REQUIREMENTS

            The Company is subject to the Securities and Exchange Commission's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. The Company has elected to use the alternative standard permitted by the rule. This requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit balances. The net capital amount and percentage for the Company is:

                                                                           SEPTEMBER 27,         September 29,
                                                                                1996                 1995
                                                                          ---------------       ---------------
        Net capital                                                       $     3,606,000       $     1,523,000
                                                                          ===============       ===============
        Excess net capital                                                $     3,274,000       $     1,244,000
                                                                          ===============       ===============
        Percentage of net capital to aggregate
          debit balances                                                               22%                   11%
                                                                          ===============       ===============

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 27, 1996, SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                                  (CONTINUED)




NOTE 12 - COMMITMENTS

            As of September 27, 1996, the Company is committed under operating leases to future minimum lease payments as follows:

            Fiscal Year Ending
            ------------------
                      1997                                             $      604,000
                      1998                                                    493,000
                      1999                                                    390,000
                      2000                                                    191,000
                      2001                                                    157,000
                   Thereafter                                                  94,000
                                                                       --------------
                                                                       $    1,929,000
                                                                       ==============

            Rental expense for operating leases for the years ended September 27, 1996, September 29, 1995, and September 30, 1994 was $672,000, $369,000,
and $373,000, respectively.

            During the year, the Company participated in underwriting securities for private placements, initial and secondary public offerings. At September 27, 1996 and September 29, 1995, the Company has no outstanding commitments relating to underwriting transactions.


NOTE 13 - CONTINGENCIES

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

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 27, 1996, SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                                  (CONTINUED)





NOTE 14 - CONCENTRATIONS OF CREDIT RISK

            The Company is actively involved in securities underwriting, brokerage, distribution and trading. These and other related services are provided on a national basis to a large and diversified group of clients and customers, including corporations, governments, financial institutions and individual investors. The Company's exposure to credit risk associated with the non-performance of these customers and counterparties in fulfilling their contractual obligations can be directly impacted by volatile or illiquid trading markets which may impair the ability of customers and counterparties to satisfy their obligations to the Company.

            Substantially all of the securities held for the exclusive benefit of customers, pursuant to SEC Rule 15c3-3, consist of issues by the U.S. Government or federal agencies, with principal and interest guaranteed by the U.S. Government. The Company's most significant counterparty concentrations are other brokers and dealers, commercial banks, institutional clients and other financial institutions. This concentration arises in the normal course of the Company's business.


NOTE 15 - STOCKHOLDERS' EQUITY

            The Company has reserved 882,000 shares of common stock for issue to key employees, investment executives, and registered representatives under the Company's stock option plans. The following is a table of changes in stock options outstanding:

                                                              Number of Shares
                                                 -------------------------------------------------        Price Per
                                                  Authorized          Granted           Available           Share
                                                 -----------       -------------     -------------      -----------
Balance, September 30, 1994                           407,390            107,953*          299,437      $1.96-$2.38
  Issued                                               -                 229,000          (229,000)           $4.76
  Exercised                                           (25,750)           (25,750)           -           $1.96-$2.06
                                                  -----------        -----------       -----------      -----------

Balance, September 29, 1995                           381,640           311,203*            70,437      $1.96-$4.76
  Creation of new plan                                350,000            260,000            90,000      $4.32-$4.76
  Exercised                                           (32,586)           (32,586)           -           $2.00-$4.76
                                                  -----------        -----------       -----------      -----------
BALANCE, SEPTEMBER 27, 1996                           699,054           538,617*          160,437       $1.96-$4.54
                                                  ===========        ===========       ===========      ===========

         *At September 27, 1996, September 29, 1995 and September 30, 1994, options to purchase 385,898, 89,275 and 50,832 shares, respectively, were exercisable.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 27, 1996, SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                                  (CONTINUED)




NOTE 15 - STOCKHOLDERS' EQUITY  (CONTINUED)

         During 1995, a group of individuals acquired operational control of the Company through the purchase of outstanding common shares.
Contemporaneously, the Company issued 100,000 shares to the group for consideration of $500,000. Additionally, the group received 175,000 stock options with an exercise price of $5.00 per share.

         During 1996, the Board of Directors created a new incentive stock option plan. In accordance with the plan, the Company authorized options to purchase for a period of five years up to 350,000 shares of common stock with exercise prices equal to at least its fair market value at the time such options are granted. At September 27, 1996, 260,000 options had been granted.


NOTE 16 - EMPLOYEE BENEFITS

         The Company has a 401(k) salary savings plan which covers substantially all employees. Participants may contribute up to 25% of eligible compensation, as defined in the plan. The Company's annual contributions are made at the discretion of the Board of Directors. During fiscal years September 27, 1996, September 29, 1995, and September 30, 1994, the Company made no contribution to the plan.


NOTE 17 - COMMON STOCK DIVIDENDS

         During fiscal year 1996, the Company issued two stock dividends to all common stockholders. A 5% stock dividend was issued on June 4, 1996 and another 5% stock dividend was issued on September 16, 1996. The stock dividend increased the number of issued and outstanding shares by 75,724. All references in the accompanying financial statements to earnings per share, the number of common shares subject to options, and price per share amounts have been restated to reflect the above dividends.

         On January 13, 1994, the shareholders authorized a two-for-one stock split for stockholders of record as of the close of business February 15, 1994. The stock split increased the number of issued and outstanding common stock to 597,688 at September 30, 1994, and decreased the par value of each share from $.04 to $.02. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the above stock split.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SEPTEMBER 27, 1996, SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                                  (CONTINUED)




NOTE 18 - RELATED PARTY TRANSACTIONS

         Included in other receivables are advances to employees of $78,000 and a $53,000 advance to the chairman of the board. Also included are notes receivable of $100,000 from a director and $50,000 from an officer, bearing interest at 8.75% and maturing July 1997 and September 1997, respectively. Additionally, $182,000 was paid to a current director/ stockholder of the Company for legal services provided during fiscal year 1996.


NOTE 19 - SUBSEQUENT EVENT

         On September 26, 1996 the Company's Board approved a restructuring plan whereby, subject to stockholder approval, the Company would become the wholly-owned subsidiary of a holding company to be named Olympic Cascade Financial Corporation ("Olympic"), a corporation to be formed. Olympic would have 10,000,000 authorized shares of common stock, and would also be authorized to issue preferred stock. Stockholders of the Company would exchange shares of Olympic on a one-for-one basis. The Company prepared an S-4 registration Statement detailing this plan, filed the Registration Statement with the Securities and Exchange Commission ("SEC"), and presented the plan in the form of a proxy statement which was forwarded to stockholders of record on October 31, 1996. Subsequently, the Company's stockholders approved this plan, and the restructuring is to be accomplished pending final approval from the SEC.

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


Steven A. Rothstein       46      Chairman

Mr. Rothstein became a member of the Company's Board in May 1995 and was appointed Chairman on August 1, 1995. From 1979 through 1989, Mr. Rothstein was a registered representative, and Limited Partner at Bear Stearns and Company, Inc. in Chicago, Illinois and Los Angeles, California. From 1989 to 1992, Mr. Rothstein was a Senior Vice President in the Chicago office of Oppenheimer and Company, Inc. In December 1992 he joined Rodman and Renshaw, Inc., a Chicago-based broker/dealer serving as Managing Director, and joined H.J. Meyers, Inc. in Beverly Hills, California, a New York Stock Exchange member firm in March 1994. He resigned H.J. Meyers and Company in March 1995 to associate with National Securities. Mr. Rothstein is a 1972 graduate of Brown University, Providence, Rhode Island. Mr. Rothstein is presently a director of Sigmatron International, Gateway Data Sciences Corporation and New World Coffee, Inc.


Robert I. Kollack         49      President, CEO and Director

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


Jay W. Hanville  41       Chief Financial Officer,
                          Chief Accounting Officer and Treasurer

Mr. Hanville joined the Company as Chief Financial Officer in August 1987. From 1983 to 1987, Mr. Hanville was a Senior Examiner with the National Association of Securities Dealers. From 1980 to 1983, Mr. Hanville was Accounting Manager at the regional brokerage firm of Hammerbeck & Co.

Alexander H. Slivka       36      Executive Vice President and Secretary

Mr. Slivka was elected Administrative Vice President in August 1987 and was made Vice President in charge of compliance in October 1989. From January 1983 to August 1988, Mr. Slivka worked on the trading desk and acted as assistant to the President.


Mark McCloskey            48      Executive Vice President and Chief Operating
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


Joanne M. Salisbury       32      Chief Operations Officer

Ms. Salisbury joined the Company as a cashier in 1983, and has worked for the Company ever since in various positions in the Company's back office. Ms. Salisbury was promoted to the position of Assistant Operations Manager in 1986, Operations Manager in 1989, and finally to Chief Operations Officer on August 1, 1995.


Norman S. Lynn            46      Director

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


Mark Roth                 35      General Counsel

Mr. Roth was appointed General Counsel in October 1995. He received his B.S. in 1984 from the University of California, Irvine, and his J.D. in 1989 from Pepperdine University School of Law. Mr. Roth began the private practice of law in Southern California in 1989. Among other clients, he has represented the Company in transactional and litigation matters since moving to Seattle in September 1992.

Dave Williams    27       Controller

Mr. Williams, a Certified Public Accountant, joined the Company as Controller in April 1996. From 1993 to 1996, Mr. Williams was employed by Moss Adams LLP in Seattle, Washington, and from 1992 to 1993, by Coopers & Lybrand, in Seattle, Washington.

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


ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company to each of its most highly compensated officers during the fiscal year ended 1996, 1995, and 1994:

                                                                                                 Other

       Name and Capacity              Year Ended             Salary           Bonus        Compensation*
--------------------------------      ----------         -------------    -------------    -------------
Steven A. Rothstein
Chairman                                 1996            $      24,000    $     194,000       $  1,775,000**
                                         1995            $      48,000    $      -            $    138,000
Robert I. Kollack
President, CEO and Director              1996            $     150,000    $     193,000       $    495,000
                                         1995            $     170,000    $      58,000       $     27,000
                                         1994            $     108,000    $      56,000       $     85,000
Mark T. McCloskey
Chief Operating Officer                  1996            $     110,000    $      78,000       $    124,000
Alexander H. Slivka
Vice President, Compliance               1996            $      84,000    $      92,000       $     55,000
                                         1995            $      80,000    $      13,000       $     11,000
                                         1994            $      72,000    $      28,000       $      8,000


                                                                                              Other
       Name and Capacity              Year Ended             Salary           Bonus        Compensation*
--------------------------------      ----------         -------------    -------------    -------------
Jay W. Hanville
Chief Financial Officer, Chief
and Treasurer                            1996            $      90,000    $      92,000       $     22,000
                                         1995            $      79,000    $      12,000       $     20,000
                                         1994            $      56,000    $      28,000       $     21,000
Joanne Salisbury
Chief Operations Officer                 1996            $      55,000    $      54,000       $      1,000
Mark Roth
General counsel                          1996            $     120,000    $      43,000       $      9,000

* Amounts relate to commissions earned in the normal course of business, fees received for Corporate Finance services and profit from the sale of the Company's stock obtained during the year through the exercise of stock options.

**       This compensation paid to Rothstein by the Company represents a percentage of business generated or supervised by Rothstein: he is paid 50% of the commission generated on retail trades (compared to the 70% typically paid to Company brokers), and 70% of the compensation collected by the firm (including warrants) on corporate finance transactions which he introduces and executes. Rothstein also collects an override on fees collected from all other corporate finance transactions as well as on business he creates for the firm.

The Company has an executive and employee bonus program under which no bonuses will be paid on the first $200,000 of pretax earnings. After that point, the following percentages of pretax earnings would be placed in a "bonus pool" to be divided among the executives and employees.

             Pretax Earnings                                               Amount to Bonus Pool
      ------------------------------                                       --------------------
      $      200,000  -      500,000                                                   20%
      $      500,000  -    1,000,000                                                   25%
      $    1,000,000  -    5,000,000                                                   30%

Bonuses of $1,025,000, $53,000 and $162,000 were granted under this plan for fiscal year 1996, 1995 and 1994, respectively.

The Company has granted options to certain officers, directors, employees, and Investment Executives. The options granted to officers and directors are as follows:

                                                                                   Value of Unexercised
                                                 Number of Unexercised                  In-the-Money
                                                    Stock Options At                  Stock Options At
                                                   September 27, 1996                September 27, 1996
                Officer                        Exercisable/Unexercisable     Exercisable/Unexercisable
         --------------------              -----------------------------      ------------------------
         Steven Rothstein                          165,375 /   -                   $   589,000 / $   -
         Robert Kollack                             82,688 /   -                   $   276,000 / $   -
         Norm Lynn                                  82,688 /   -                   $   288,000 / $   -
         Mark McCloskey                             22,050 /   -                   $   83,000 /  $   -
         Alex Slivka                                 1,654 /   -                   $    5,000 /  $   -

The options expire within five years from date granted or upon termination of employment, whichever comes first. The options become vested either immediately or over a three-year period beginning with the date of grant. The market price of the stock on the date of the grant was less than the option price.
ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

CERTAIN BENEFICIAL OWNERS

The following information is furnished as of November 14, 1996, as to any person who the Company knows to be the beneficial owner of more than 5% of the Company's common stock:

                                                                          Amount of
                                              Name/Address of             Beneficial          Percent
         Title of Class                      Beneficial Owner             Ownership*          of Class
     ----------------------            ---------------------------    -----------------    -------------
     Common stock                      Steven A. Rothstein                  179,444        20.87%
                                       2737 Illinois Road
                                       Wilmette, IL  60091
     Common stock                      Maynard Mall Realty Trust             63,000         7.33%
                                       95 Main Street
                                       Maynard, MA
     Common stock                      Larry Wells                           55,125**       6.41%
                                       10600 N. DeAnza Blvd.
                                       Cupertino, CA  95014
     Common stock                      A. Richard Rule                       54,190         6.31%
                                       7770 El Camino Real
                                       Carlsbad, CA  92009

* All securities are beneficially owned directly by the persons listed in the table (except as otherwise indicated).
**   Includes shares owned by Anacapa Venture Partners and Sundance Venture
Partners.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT  (CONTINUED)

MANAGEMENT

The following information is furnished as of November 14, 1996 as to each class of equity securities of the Company beneficially owned by all directors and officers of the Company as a group.

                                                                          Amount of
                                                                          Beneficial       Percent
             Name and Title of Beneficial Owner                           Ownership        of Class
--------------------------------------------------------------            ---------        ---------
Steven Rothstein - Chairman of the Board                                    179,444            20.87%
Norman Lynn - Director                                                       11,025             1.28
Reed W. Smith - V.P. of Trading                                              13,636             1.58
Alexander H. Slivka - Executive V.P. and Secretary                            1,654              .19
Joanne Salisbury - V.P. of Operations                                         1,545              .17
                                                                        -----------      -----------
  All officers and directors of the Company as a group                      207,304            24.09%
                                                                        ===========      ===========


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following financial statements are included in Part II Item 7:

       1.  Financial Statements
               Independent Auditors' Report
               Consolidated Financial Statements
                  Financial Condition, September 27, 1996 and September 29, 1995 Operations, Years ended September 27, 1996, September 29, 1995 and September 30, 1994
                Changes in Stockholders' Equity, Years ended September 27, 1996,
                       September 29, 1995 and September 30, 1994
                   Cash Flows, Years ended September 27, 1996,
                       September 29, 1995 and September 30, 1994
                   Notes to Financial Statements

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

                                                 NATIONAL SECURITIES CORPORATION
                                                     (Registrant)



Date:    December 17, 1996          By:    Robert I. Kollack
                                           Robert I. Kollack, President
                                           Chief Executive Officer, and Director



Date:    December 17, 1996          By:    Jay W. Hanville,
                                           Jay W. Hanville, Chief
                                           Financial Officer,
                                           Chief Accounting Officer, and
                                           Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    December 17, 1996          By:     Robert I. Kollack
                                            Robert I. Kollack, President,
                                            Chief Executive Officer,
                                            and Director



Date:    December 17, 1996          By:     Steven A. Rothstein
                                            Steven A. Rothstein, Chairman



Date:    December 17, 1996          By:     Norman S. Lynn
                                            Norman S. Lynn, Director

                                 EXHIBIT INDEX


3.1*    The Company's Articles of Incorporation
3.2*    The Company's Bylaws
3.3*    Amendment to the Articles of Incorporation dated February 25, 1992
5.1*    Opinion of legal counsel
10.1*   Line of credit arrangements between the Company and Seattle-First
        Bank dated May 1, 1989
10.2* Lease agreement between the Company and 1001 Fourth Avenue Associates dated January 31, 1989
10.3* Lease agreement between the Company and Sixth Colonial Property Investments, Inc. dated May 1, 1989
10.4* Lease agreement between the Company and United States Leasing Corporation dated December 28, 1988
10.5* Agreement between the Company and Computer Research, Inc. dated December 5, 1988
10.6* Agreement between the Company and Midwest Clearing Corporation dated May 13, 1987
10.7*   Agreement between the Company and Jeffrey Pritchard dated November 20,
        1990
10.8* Secured demand note collateral agreement between Mary Judith Block and the Company dated August 25, 1989
10.9* Secured demand note collateral agreement between Howard W. Jones Jr. and the Company dated July 25, 1989
10.10* Secured demand note collateral agreement between Robert I. Kollack and the Company dated July 25, 1989
10.11* Secured demand note collateral agreement between Jeffrey J. Pritchard and the Company dated August 2, 1989
10.12* Master repurchase agreement between Seattle-First National Bank and the Company
10.13* Secured demand note collateral agreement between Block Foundation, Inc. and the Company dated September 20, 1991
10.14* Secured demand note collateral agreement between Esther I. Block and the Company dated September 24, 1991
10.15* Extension of secured demand note collateral agreement between Block Foundation, Inc. and the Company dated October 22, 1992
10.16* Extension of secured demand note collateral agreement between Esther I. Block and the Company dated October 22, 1992
10.17* Lease agreement between the Company and Tucker Leasing - Capital Corporation dated July 31, 1992
10.18*  Agreement with G.R. Stuart
10.19   Contract dated March 15, 1995
10.20   Contract dated May 22, 1995
10.21   Contract dated October 27, 1995
10.22   Contract dated October 15, 1996
10.23   National Asset Management Articles of Incorporation

                                 EXHIBIT INDEX
                                  (CONTINUED)

10.24   National Asset Management Bylaws
10.25   SeaFirst Bank amended line of credit
10.26*  Olympic Cascade Financial Corporation S-4 filing
10.27   Office lease, Chicago, Illinois
10.28   Office lease, Spokane, Washington
10.29   Amended office lease, Chicago, Illinois
11.     Computation of Earnings per Share
27.     Financial Data Schedule

*Previously filed.