Form 10QSB
period 1996-12-31
NATIONAL SECURITIES CORP/WA/
filed 1997-02-12
CIK 811859

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 31, 1996           Commission File Number 0-15521

                         NATIONAL SECURITIES CORPORATION
                     ---------------------------------------
                     (Exact name of registrant as specified)


         Washington                                         91-0519466
-------------------------------                  -------------------------------
(State of other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


    1001 Fourth Avenue, Suite 2200, Seattle, Washington        98154
--------------------------------------------------------------------------------
         (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code:  (206) 622-7200

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

The number of shares outstanding of registrant's Common stock, par value $0.02 per share, at February 10, 1997 was 933,913.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                     ASSETS

                                                                                December 31,       September 27,
                                                                                   1996                1996
                                                                                (unaudited)          (audited)
                                                                                -----------         -----------
CASH, subject to immediate withdrawal                                           $   386,000         $ 2,726,000
CASH, CASH EQUIVALENTS AND SECURITIES                                            32,349,000          32,865,000
DEPOSITS                                                                            765,000             777,000
RECEIVABLES
             Brokers and dealers                                                  1,372,000             879,000
             Customers                                                           17,853,000          16,172,000
             Other                                                                  442,000             443,000
SECURITIES HELD FOR RESALE, at market                                             2,812,000           3,507,000
FIXED ASSETS, net                                                                   814,000             534,000
OTHER ASSETS                                                                        181,000              52,000
                                                                                -----------         -----------
                                                                                $56,974,000         $57,955,000
                                                                                ===========         ===========


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

PAYABLES
             Brokers and dealers                                                $   194,000         $    87,000
             Customers                                                           47,798,000          48,388,000
FEDERAL INCOME TAX PAYABLE                                                          306,000             429,000
SECURITIES SOLD, BUT NOT YET PURCHASED, at market                                   672,000           1,337,000
ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES                          1,975,000           2,398,000
                                                                                -----------         -----------
                                                                                 50,945,000          52,639,000
                                                                                -----------         -----------

CONTINGENCIES


STOCKHOLDERS' EQUITY
             Common stock, $.02 par value, 5,000,000 shares authorized,
                875,051 and 845,248 shares issued and outstanding,
                respectively                                                         18,000              17,000
             Additional paid-in capital                                           1,956,000           1,825,000
             Retained earnings                                                    4,055,000           3,474,000
                                                                                -----------         -----------
                                                                                  6,029,000           5,316,000
                                                                                -----------         -----------
                                                                                $56,974,000         $57,955,000
                                                                                ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                    -------Quarter Ended--------
                                                    December 31,  December 29,
                                                       1996           1995
                                                    -----------    -----------
REVENUES:
Commissions                                         $ 3,888,000    $ 2,905,000
Net dealer inventory gains (losses)                    (253,000)       725,000
Interest                                                900,000        641,000
Transfer fees                                           158,000        117,000
Underwriting                                          4,780,000        254,000
Asset management                                         13,000            -
Other                                                    45,000         69,000
                                                    -----------    -----------

TOTAL REVENUES                                        9,531,000      4,711,000
                                                    -----------    -----------

EXPENSES:
Commissions                                           5,796,000      2,565,000
Salaries                                              1,056,000        620,000
Clearing fees                                           131,000        191,000
Communications                                          176,000        173,000
Occupancy costs                                         416,000        422,000
Interest                                                537,000        404,000
Professional fees                                       113,000        101,000
Taxes, licenses, registration                           207,000         84,000
Other                                                   216,000        248,000
                                                    -----------    -----------

TOTAL EXPENSES                                        8,648,000      4,808,000
                                                    -----------    -----------

Income (loss) from operations before income taxes       883,000        (97,000)
(Provision) benefit for income taxes                   (302,000)        33,000
                                                    -----------    -----------

NET INCOME                                          $   581,000    $   (64,000)
                                                    ===========    ===========

EARNINGS PER COMMON SHARE                           $      0.51    $     (0.08)
                                                    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           ------Quarter Ended-------
                                                                           December 31,  December 29,
                                                                               1996           1995
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                       $   581,000    $   (64,000)
   Adjustments to reconcile net income (loss) to net
   cash from operating activities
              Depreciation and amortization                                     50,000         48,000
              Deferred cost amortization                                           -           52,000
   Changes in assets and liabilities
              Cash, cash equivalents and securities                            516,000      1,503,000
              Deposits                                                          12,000       (146,000)
              Receivables                                                   (2,173,000)        (9,000)
              Federal income taxes receivable/payable                         (123,000)       (33,000)
              Securities held for resale                                       695,000       (192,000)
              Other assets                                                    (129,000)      (198,000)
              Payables                                                        (483,000)        (2,000)
              Securities sold, but not yet purchased                          (665,000)        46,000
              Accounts payable, accrued expenses, and other liabilities       (423,000)      (394,000)
                                                                           -----------    -----------
                                                                            (2,142,000)       611,000
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
              Purchase of fixed assets                                        (330,000)       (99,000)
                                                                           -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
              Increase of borrowings                                               -          300,000
              Issuance of common stock through exercise of stock options       132,000         25,000
                                                                           -----------    -----------
                                                                               132,000        325,000
                                                                           -----------    -----------

INCREASE (DECREASE) IN CASH                                                 (2,340,000)       837,000

CASH BALANCE
              Beginning of the period                                        2,726,000        204,000
                                                                           -----------    -----------

              End of the period                                            $   386,000    $ 1,041,000
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
              Cash paid during the period for
              Interest                                                     $   537,000    $   404,000
                                                                           ===========    ===========
              Income tax                                                   $   425,0$             -
                                                                           ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                 NATIONAL SECURITIES CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1996 AND DECEMBER 29, 1995


NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS - National Securities Corporation and Subsidiary (collectively the Company) was incorporated in 1947 under the laws of the State of Washington. Its primary business is to provide financial services and products including brokerage services, asset management and corporate finance activities to the general public and to the financial community as a registered broker-dealer in accordance with the Securities and Exchange Act of 1934. Its principal office is located in Seattle, Washington.

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

         EARNINGS PER SHARE - Primary earnings per common share is based upon the net income for the quarter divided by the weighted average number of common shares and common stock equivalents outstanding during the quarter. For the first quarter of fiscal

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

year 1997 and 1996, the number of shares used in the primary earnings per share calculation was 1,142,633 and 756,349, respectively. The weighted average number of shares outstanding, assuming full dilution, includes common stock equivalents which would arise from the exercise of stock options and assumes that all have been converted to common shares using the treasury stock method at the beginning of the year. For the first quarter of fiscal year 1997 and 1996, number of shares used in the fully diluted earnings per share calculation was 1,142,633 and 756,349, respectively.


         FISCAL YEAR - The Company has fifty-two or fifty three week year, ending on the last Friday in September.

         CASH AND CASH EQUIVALENTS - For the purposes of the Consolidated Statement of Cash Flows, the Company considers only cash subject to immediate withdrawal. Cash, cash equivalents and securities as discussed in Note 2 are not considered a change in cash for this purpose.

         RECLASSIFICATION - Certain balances for the quarter ended December 29, 1995 on the accompanying Consolidated Statement of Operations have been reclassified to conform to the December 31, 1996 presentation.
These reclassifications have no impact on the results of operations.


NOTE 2 - CASH, CASH EQUIVALENTS AND SECURITIES

         Cash, cash equivalents and securities have been segregated in special reserve bank accounts for the exclusive benefit of customers under Rule 15c3-3 of the Securities and Exchange Commission and consist of:

                                                          December 31,     September 27,
                                                              1996             1996
                                                          -----------       -----------
          Restricted cash deposits                        $     5,000       $       -
          U.S. Treasury and GNMA securities                32,102,000        31,426,000
          Reverse repurchase agreement                            -           1,579,000
                                                          -----------       -----------
                                                          $32,107,000       $33,005,000
                                                          ===========       ===========

         The United States Treasury and GNMA securities mature at various dates through March 2026 and are stated at current market values. The reverse repurchase agreements are carried at cost which approximates market value. The Company purchases these obligations at fixed, variable and adjustable interest rates in order to reduce its exposure to interest rate changes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 3 - NET CAPITAL REQUIREMENTS

         The Company is subject to the Securities and Exchange Commission's Uniform Net Capital Rule 15c3-1, which requires the maintenance of minimum net capital. The Company has elected to use the alternative standard method permitted by the rule. This requires that the Company maintain minimum net capital equal to the greater of $250,000 or 2% of aggregate debit items. The net capital, excess net capital and percentage for the Company are:

                                               December 31,  September 27,
                                                   1996          1996
                                                ----------    ----------
       Net Capital                              $3,782,000    $3,606,000
                                                ==========    ==========
       Excess net capital                       $3,407,000    $3,274,000
                                                ==========    ==========
       Percentage of net capital to aggregate
         debit items                                    20%           22%
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

         All the requirements of the contingency related to the $100,000 payment and issuance of 60,000 shares of common stock have been satisfied. Accordingly, the Company recorded the cash payment and issuance of stock as a deferred cost which has been fully amortized. No liability has been recorded for the remaining shares of stock and options as the related contingencies have not yet been satisfied.


NOTE 5 - LINE OF CREDIT

         The Company has a revolving credit facility with a bank and may borrow up to $1,000,000, unsecured and $15,000,000, secured. This facility is subject to renewal in March 1997. Borrowings bear interest at the bank's prime rate with interest payable monthly. At December 31, 1996 and September 27, 1996, the Company had no outstanding borrowings on this line of credit.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 6 - STOCKHOLDER'S EQUITY

         Subsequent to the quarter ended December 31, 1996, the Company issued a 5% stock dividend. The dividend is to be paid on February 10, 1997 to shareholders of record on January 27, 1997. All references in the accompanying financial statements to earnings per share, the number of common shares subject to options, and price per share amounts have been restated.

         During fiscal year 1996, the Company issued two stock dividends to all common stockholders. A 5% stock dividend was issued on June 4, 1996 and another 5% stock dividend was issued on September 16, 1996. All references in the accompanying financial statements to earnings per share, the number of common shares subject to options, and price per share amounts have been restated.

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


NOTE 8 - RESTRUCTURING PLAN

         On September 26, 1996 the Company's Board approved a restructuring plan whereby, the Company becomes the wholly-owned subsidiary of a holding company, Olympic Cascade Financial Corporation ("Olympic"). Olympic is authorized to issue up to 10,000,000 shares of common stock, and is authorized to issue preferred stock. Stockholders of the Company will exchange shares of Olympic on a one-for-one basis. The Company prepared and filed an S-4 Registration Statement detailing this plan with the Securities and Exchange Commission ("SEC"), and presented the plan in the form of a proxy statement which was forwarded to stockholders of record on October 31, 1996. The Company's stockholders have approved this plan, and the restructuring was approved by the SEC and became effective on February 10, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         First Quarter 1997 Compared to First Quarter 1996

The Company's first quarter 1997 resulted in significant increases in both revenues and earnings compared with the same period during 1996. These increases are due to growth in brokerage operations and corporate finance business, including the underwriting of securities to the public and arranging for the private placement of securities with investors.

Revenues increased $4,820,000, or 102% to $9,531,000 from $4,711,000. This dramatic increase is due to favorable market conditions, the addition of investment executives and the Company's success in corporate financing activities. The most significant components of this increase were underwriting revenue and commission revenue. Underwriting activities, which began in the last quarter of fiscal 1995, generated additional revenue of $4,526,000 to $4,780,000 from $254,000. This was primarily the result of the Company managing two underwritings, totaling more than $80 million in proceeds. Commission revenue increased $983,000, or 34% to $3,888,000 from $2,905,000. This was due to a strong securities market which increased retail trading activity and because of the production of approximately 50 additional investment executives. This increase was offset by the decrease in net dealer inventory of $978,000. The net dealer inventory loss totaled $254,000 for the first quarter 1997 as compared with the $725,000 inventory gain for the same period in 1996. These losses were attributable to market stabilization for securities which the Company had underwritten. Total transactions processed by the Company increased 13,923 or 26% to 52,457 from 38,534. Additionally, the average revenue per transaction, which includes commission revenue, net inventory gains and underwriting revenue, increased to $160 from $101.

Concurrent with the 102% increase in revenues, overall expenses grew by 80%. Total expenses increased by $3,840,000 to $8,648,000 from $4,808,000. This proportional rise in expenses was anticipated as increased trading activity creates increased commission payouts, and increased underwriting activities increases various expenses including commission expense. Commission expense increased $3,231,000, or 126% to $5,796,000 from $2,565,000. Interest expense increased $133,000, or 33% to $537,000 from $404,000, primarily because of increased customer deposits, on which the Company pays interest. However, this expense was more than offset by the increased interest and dividend income of $259,000, or 40% to $900,000 from $641,000. Overall, the Company recorded its largest net interest income, (interest income less interest expense), of $363,000, up $44,000 from the previous high amount of $319,000 in fourth quarter 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Although overall expenses increased, non-commission, non-interest expense per transaction decreased to $44 in 1997 from $48 in 1996, due to the increased number of transactions processed at a lower incremental cost.


Overall, earnings from operations for the first quarter 1997 increased $645,000, to $581,000 or $0.53 per share, versus a loss of ($64,000) or ($0.08) per share for the same period 1996.

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

Liquidity and Capital Resources

As with most brokerage firms, a substantial portion of the Company's assets are liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed primarily by the Company's interest bearing and non-interest bearing customer credit balances, other payables and equity capital. Occasionally, the Company has utilized short-term bank financing to supplement its ability to meet day-to-day operating cash requirements. Such financing has been used to maximize cash flow and is regularly repaid. Additionally, the Company has an operating line of credit with Seafirst Bank up to $16,000,000 ($1,000,000 unsecured and $15,000,000 secured), primarily used to finance underwritings. These borrowings are short-term and have not extended beyond a few days. The Company has no long-term cash borrowings.

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

The Company is subject to the net capital requirements of the Securities and Exchange Commission which are designed to measure the general financial soundness and liquidity of broker-dealers from a conservative standpoint. As of December 31, 1996, the Company's net capital exceeded the SEC's requirement of $375,000 by $3,407,000.

Inflation

The Company believes that the effect of inflation on its assets, consisting of cash, securities, office equipment, leasehold improvements and computers has not been significant over the last three years.

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


                             NATIONAL SECURITIES CORPORATION AND SUBSIDIARY




2/10/97                      By       Robert I. Kollack
Date                            ---------------------------------------------
                                      Robert I. Kollack, President and
                                      Chief Executive Officer




2/10/97                      By       Jay W. Hanville
Date                            ---------------------------------------------
                                      Jay W. Hanville, Chief Financial Officer,
                                      Chief Accounting Officer and Treasurer